Form 10-Q
period 1996-03-31
MAFCO CONSOLIDATED GROUP INC
filed 1996-05-14
CIK 888676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549


                                           FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                              OR

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from ________ to ____


Commission file number 1-11240

                           MAFCO CONSOLIDATED GROUP INC.

- --------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

                  DELAWARE                              02-0424104

- --------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

35 EAST 62ND STREET, NEW YORK, NEW YORK                    10021

(Address of principal executive offices)                 (Zip Code)

                                      212-572-8600

- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

At May 13, 1996, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 23,237,340 shares, of which 19,777,752 were indirectly held by Mafco Holdings Inc.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                                    THREE MONTH PERIODS ENDED
                                                                                --------------------------------
                                                                                  MARCH 31,         APRIL 2,
                                                                                     1996             1995
                                                                                ---------------  ---------------
   Net sales ................................................................      $    66,168      $    58,353
   Cost of sales ............................................................           38,302           34,549
                                                                                ---------------  ---------------
   Gross profit .............................................................           27,866           23,804

   Selling, general and administrative expenses .............................           12,203            9,585
                                                                                ---------------  ---------------
   Operating income .........................................................           15,663           14,219

   Interest expense .........................................................           (6,299)          (6,751)
   Interest, investment and dividend income .................................            2,274              102
   Amortization of deferred charges and bank fees ...........................             (499)            (487)
   Equity in earnings of PCT ................................................            1,002                -
   Other income (expense), net ..............................................                6             (132)
                                                                                ---------------  ---------------
   Income before income taxes ...............................................           12,147            6,951

   Provision for income taxes ...............................................           (3,836)          (2,395)
                                                                                ---------------  ---------------
   Net income ...............................................................     $      8,311      $     4,556
                                                                                ===============  ===============

   Earnings per share .......................................................     $       0.36      $      0.23
                                                                                ===============  ===============

   Weighted average common shares outstanding ...............................           23,327           19,778




               See notes to consolidated financial statements.

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                             MARCH 31,       DECEMBER 31,
                                                                                               1996             1995
                                                                                          ---------------  ---------------

                   ASSETS
Current assets:
   Cash and cash equivalents ......................................................          $    90,782      $    93,417
   Notes and trade receivables, net ...............................................               27,982           25,211
   Inventories ....................................................................               87,311           84,494
   Prepaid expenses and other .....................................................               25,374           25,610
                                                                                          ---------------  ---------------
      Total current assets ........................................................              231,449          228,732

Property, plant and equipment, net ................................................               45,464           46,052
Pension asset .....................................................................               58,983           57,245
Investment in PCT preferred and common stock ......................................               56,549           55,547
Trademarks, net ...................................................................               31,804           32,021
Intangible assets related to businesses acquired, net .............................               62,347           62,770
Other assets ......................................................................               79,543           78,232
                                                                                          ===============  ===============
                                                                                              $  566,139       $  560,599
                                                                                          ===============  ===============


      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt and short term borrowings ...................          $      6,513      $    10,960
   Accounts payable ..............................................................                12,127            9,595
   Accrued expenses and other ....................................................                56,803           55,515
                                                                                          ---------------  ---------------
      Total current liabilities ..................................................                75,443           76,070

Long-term debt ...................................................................               215,290          218,678
Other liabilities ................................................................               163,666          162,130

Commitments and contingencies

Stockholders' equity:
   Common stock of Mafco Consolidated Group Inc., par value $.01 per share,
     250,000,000 shares authorized, 24,722,190 shares issued ....................                    247              247
   Additional paid-in-capital ...................................................                167,105          167,105
   Accumulated deficit ..........................................................                (27,294)         (35,605)
   Currency translation adjustment ..............................................                  1,585            1,877
   Treasury stock at cost (1,484,850 shares) ....................................                (29,903)         (29,903)
                                                                                          ---------------  ---------------
      Total stockholders' equity ................................................                111,740          103,721
                                                                                          ===============  ===============
                                                                                              $  566,139       $  560,599
                                                                                          ===============  ===============


                      See notes to consolidated financial statements.

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  THREE MONTH PERIODS ENDED
                                                                                -------------------------------
                                                                                  MARCH 31,        APRIL 2,
                                                                                    1996             1995
                                                                                --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................................................   $      8,311    $       4,556
                                                                                --------------  ---------------
Adjustments to reconcile net income to net cash flows from operating activities:
      Depreciation and amortization ..........................................          2,540            2,538
      Earnings of affiliates greater than distributions ......................              -             (175)
      Equity in earnings of PCT ..............................................         (1,002)               -
      Deferred income ........................................................             51)             (51)
      Changes in assets and liabilities:
          Increase in notes and trade receivable .............................         (1,640)          (3,261)
          (Increase) decrease in inventories .................................         (3,043)           1,072
          Increase (decrease) in accounts payable ............................          2,564           (1,146)
          (Decrease) increase in accrued expenses and other, net .............         (2,195)             982
                                                                                --------------  ---------------
                                                                                       (2,827)             (41)
                                                                                --------------  ---------------

Net cash flows from operating activities .....................................          5,484            4,515
                                                                                --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures .........................................................           (900)            (615)
Other, net ...................................................................              -               (7)
                                                                                --------------  ---------------
Net cash flows from investing activities .....................................           (900)            (622)
                                                                                --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings ......................................................         (7,821)          (1,363)
Due to affiliates and other borrowings .......................................            642             (447)
                                                                                --------------  ---------------
Net cash flows from financing activities .....................................         (7,179)          (1,810)
                                                                                --------------  ---------------
Effect of exchange rate changes on cash ......................................            (40)              97
                                                                                --------------  ---------------
Net (decrease) increase in cash and cash equivalents .........................         (2,635)           2,180
Cash and cash equivalents at beginning of period .............................         93,417            9,323
                                                                                --------------  ---------------

Cash and cash equivalents at end of period ...................................   $     90,782     $     11,503
                                                                                ==============  ===============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
      Interest paid ..........................................................   $      6,109     $      6,525
      Income taxes paid, net of refunds ......................................   $      1,538     $      1,535




           See notes to consolidated financial statements

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

        The unaudited consolidated financial statements of Mafco Consolidated Group Inc. ("MC Group" or the "Company") have been prepared in accordance with generally accepted accounting principles and accordingly include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the operations for the periods presented. The statements should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1995. All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's annual report on Form 10-K. The results of operations for the three month periods ended March 31, 1996 and April 2, 1995 are not necessarily indicative of the results for the entire year.


2.      INVENTORIES

                      March 31,         December 31,
                        1996                1995
                   ----------------    ---------------

Raw materials          $59,886            $59,742
and supplies
Work-in-process          2,564              1,988
Finished goods          24,861             22,764
                       -------            -------
                       $87,311            $84,494
                       =======            =======


3.      OFFER TO PURCHASE AND CONSENT SOLICITATION

        On April 17, 1996, C&F Holding Corp. ("C&F"), a subsidiary of MC Group, (i) offered to purchase for cash, upon the terms and subject to the conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated April 17, 1996, all of the outstanding 117/8% Senior Subordinated Notes due 2002 of Mafco Worldwide at a cash price equal to 108.5% of the principal amount of $85,000 and all of the outstanding 101/2% Senior Subordinated Notes Due 2003 of Consolidated Cigar at a cash price equal to 105.5% of the principal amount of $90,000, in each case plus accrued and unpaid interest to, but not including, the date of payment and (ii) solicited consents to amend the respective indentures relating to such notes. The offers and solicitations expire on May 15, 1996 unless extended. If the offers are consummated, the Company will incur an extraordinary charge related to the redemption premium, discount and the amortized debt issuance costs related to the retired debt. The offers are conditioned upon, among other things, C&F securing the financing to fund the purchase of notes pursuant to the offers.


4.      SALE OF PCT OPERATIONS

        On April 15, 1996, Power Control Technologies Inc. ("PCT") received the necessary approval from its stockholders and consummated the sale of its entire operations, including substantially all its assets, to Parker Hannifin Corporation, for aggregate cash consideration of $201,100, subject to adjustment and before estimated transaction costs.

                        MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)



RESULTS OF OPERATIONS

Three month period ended March 31, 1996 compared with the three month period ended April 2, 1995

        Net sales in 1996 and 1995 were $66.2 and $58.4, respectively, an increase of $7.8 or 13.4%. The increase in net sales reflected an $8.7 or 27.5% increase in sales of cigar products due primarily to an increase in cigar unit volume and a sales mix shift to higher priced cigars.

        Cost of sales were $38.3 and $34.5 in 1996 and 1995, respectively, an increase of $3.8 or 11.0%. The increase in cost of sales in 1996 was due primarily to the increase in sales. As a percentage of sales, cost of sales improved to 57.9% in 1996 from 59.1% primarily due to fixed manufacturing costs spread over increased unit volume and lower materials costs.

        Selling, general and administrative ("SG&A") expenses were $12.2 and $9.6 in the 1996 and 1995 periods, respectively. As a percentage of net sales, SG&A expenses were 18.4% in the 1996 period and 16.4% in the 1995 period. The increase primarily reflects increased marketing and selling expenses and the inclusion of corporate expenses of MC Group in the 1996 period.

        Interest expense was $6.3 and $6.8 in 1996 and 1995, respectively. The decrease was due to a lower amount of debt outstanding in 1996 partially offset by interest accretion on certain liabilities assumed in the Merger.

        Interest, investment and dividend income was $2.3 and $.1 in 1996 and 1995, respectively. The increase primarily reflects interest income on cash acquired in connection with the Merger and preferred dividends on the Company's investment in PCT Preferred Stock.

        Equity in earnings of Power Control Technologies Inc. ("PCT") represents the Company's interest in the common stock of PCT acquired in July 1995.

        The provision for income taxes as a percentage of income before income taxes was 31.6% in the 1996 and 34.5% in 1995. The decrease in the effective rate is primarily due to tax benefits associated with the Company's operations in Puerto Rico. Income tax expense in 1996 reflects provisions for federal income taxes, Puerto Rico tollgate taxes and taxes on Puerto Rico source income, together with state and franchise taxes. Income tax expense in 1995 reflects a provision for Puerto Rico tollgate taxes and taxes on Puerto Rico source income, together with minimal state and franchise taxes due to a domestic taxable loss.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        The Company's net cash flows provided by operating activities were $5.5 and $4.5 in 1996 and 1995, respectively. The increase reflects higher net income partially offset by increased working capital requirements in 1996 as compared to 1995. The Company's working capital requirements, especially for inventory, are affected by customer demand, current and prospective supplies of raw materials and raw material prices. Management expects that inventory levels will continue to fluctuate in the future as the Company takes advantage of opportunities to purchase quality inventory at the lowest possible costs while maintaining its policy of purchasing some raw materials, particularly licorice root, from all available sources to maintain relationships with its suppliers and ensure a continuous supply of such raw materials.

        Cash flows used for investing activities of $.9 and $.6 in 1996 and 1995, respectively, consist primarily of capital expenditures. These capital expenditures relate primarily to investments in manufacturing equipment and are part of the continual maintenance and upgrading of the Company's manufacturing facilities. Capital expenditures for the remainder of 1996 are expected to be $6.4. The increase in planned capital expenditures is related primarily to construction projects at the Company's existing manufacturing facilities in the Dominican Republic and Honduras and a proposed additional manufacturing facility, which projects are designed to increase the Company's manufacturing capacity for hand made premium cigars. The Company currently expects that its facility expansion projects in the Dominican Republic and Honduras will be completed by the end of 1996.

        Cash flows used for financing activities of $7.2 and $1.8 in 1996 and 1995, respectively, primarily reflect net repayments of borrowings.

        Availability for borrowings under Mafco Worldwide's revolving credit facility was $22.1 at March 31, 1996 and $2.9 of this revolving credit facility had been reserved to support lender guarantees for outstanding letters of credit. As of March 30, 1996, there was approximately $22.7 unused and available under Consolidated Cigar's credit agreement after taking into account approximately $1.0 utilized to support letters of credit and an unscheduled commitment reduction required by certain ratios existing at the end of the 1995 fiscal year. Given the availability of borrowings under these credit agreements and cash flow generated from operations, the Company does not currently foresee the need to incur additional indebtedness to meet its ongoing operating needs during 1996.

        In 1993 and 1994, Consolidated Cigar entered into two five-year interest rate swap agreements in an aggregate notional amount of $85.0. Under the terms of the agreements, Consolidated Cigar receives a fixed interest rate averaging 5.8% and pays a variable interest rate equal to the six month LIBOR. Consolidated Cigar entered into such agreements to take advantage of the differential between long-term and short-term interest rates and effectively converted the interest rate on $85.0 of fixed-rate indebtedness to a variable rate. Had Consolidated Cigar terminated these agreements which it considers to be held for other than trading purposes on April 23, 1996, a combined loss of approximately $2.0 would have been realized. Future positive or negative cash flows associated with these contracts will depend upon the trend of short-term interest rates during the remaining life of the agreements. In the event of non-performance of the counterparties at anytime during the remaining lives of these agreements which expire at December 1998 and January 1999, Consolidated Cigar could lose some or all of any future positive cash flows. However, Consolidated Cigar does not anticipate non-performance by such counterparties.

        The Company's operating businesses intend to fund future working capital, capital expenditure and debt service requirements for the foreseeable future through cash flow generated from operations and borrowings under their credit agreements. The credit agreements of Consolidated Cigar and Mafco Worldwide prohibit the payment of dividends and distribution of funds to MC Group. MC Group is a holding company with no business operations of its own. MC Group's cash requirements for liabilities assumed in the Merger are expected to be met from the cash received in the Merger. MC Group may also acquire additional operating assets and may raise capital through debt or equity financings or through refinancings of existing indebtedness of its operating companies. However, there can be no assurance, that any of such financings or refinancings could be accomplished, or, if accomplished, effected on terms satisfactory to MC Group.

        On April 17, 1996, C&F, (i) offered to purchase for cash, upon the terms and subject to the conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated April 17, 1996, all of the outstanding 117/8% Senior Subordinated Notes due 2002 of Mafco Worldwide at a cash price equal to 108.5% of the principal amount of $85.0 and all of the outstanding 101/2% Senior Subordinated Notes Due 2003 of Consolidated Cigar at a cash price equal to 105.5% of the principal amount of $90.0, in each case plus accrued and unpaid interest to, but not including, the date of payment and
(ii) solicited consents to amend the respective indentures relating to such notes. The offers and solicitations expire on May 15, 1996 unless extended. If the offers are consummated, the Company will incur an extraordinary charge related to the redemption premium, discount and the amortized debt issuance costs related to the retired debt. The offers are conditioned upon, among other things, C&F securing the financing to fund the purchase of notes pursuant to the offers.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MAFCO CONSOLIDATED GROUP INC.
                                      -----------------------------
                                              (Registrant)


                                 By:  /s/ Irwin Engelman
                                      ------------------------------
May 13, 1996                              Irwin Engelman
                                          Executive Vice President and
                                          Chief Financial Officer


                                      /s/ Laurence Winoker
                                      ------------------------------
                                          Laurence Winoker
                                          Vice President and Controller
                                          (Principal Accounting Officer)

                  MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES




PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        3.1* Amendment dated May 13, 1996 to the Company's Restated Certificate of Incorporation.

       10.1* Amendment dated March 15, 1996 to Employment Agreement effective July 1, 1995 between the Company and James R. Maher.

        10.2*     The Company's 1995 Stock Option Plan.

        10.3 The Company's Performance Bonus Plan (included within and incorporated by reference to the Employment Agreement effective July 1, 1995 between the Company and James R. Maher, filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

        10.4 The Company's Chief Executive Officer Transaction Bonus Plan (included within and incorporated by reference to the Employment Agreement effective July 1, 1995 between the Company and James R. Maher, filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

        10.5*     The Company's Tobacco Products Group Performance Bonus Plan.

        27*       Financial Data Schedule


- -----------------------------
        * filed herein


(b)     Reports on Form 8-K

        None