Form 10-Q
period 1996-06-30
MAFCO CONSOLIDATED GROUP INC
filed 1996-08-14
CIK 888676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

Commission file number 1-11240

                         MAFCO CONSOLIDATED GROUP INC.

- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Delaware                                            02-0424104

- ------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
          incorporation or organization)                 Identification No.)

35 East 62nd Street, New York, New York                  10021

(Address of principal executive offices)                 (Zip Code)

                                  212-572-8600

- -----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No __

At August 7, 1996, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 23,237,340 shares, of which 19,777,752 were indirectly held by Mafco Holdings Inc.

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                   Three Month Periods Ended      Six Month Periods Ended
                                                                   -------------------------      -----------------------
                                                                   June 30,         July 2,        June 30,         July 2,
                                                                     1996            1995            1996            1995
                                                                   -------         ---------       --------        --------
   Net sales                                                       $78,577         $68,236        $144,745        $126,589
   Cost of sales                                                    44,365          40,026          82,667          74,575
                                                                   -------         -------        --------        --------
   Gross profit                                                     34,212          28,210          62,078          52,014

   Selling, general and administrative expenses                     15,303          10,352          27,506          19,937
                                                                   -------         -------        --------        --------
   Operating income                                                 18,909          17,858          34,572          32,077

   Interest expense                                                 (6,537)         (6,884)        (12,836)        (13,635)
   Interest, investment and dividend income                          1,566             590           3,440             692
   Amortization of deferred charges and bank fees                     (509)           (503)         (1,008)           (990)
   Equity in earnings from continuing operations and preferred
     dividends of PCT                                                1,096               -           1,466               -
   Other income (expense), net                                        (367)             47            (361)            (85)
                                                                   -------         -------         -------         -------
   Income from continuing operations before income taxes            14,158          11,108          25,273          18,059

   Provision for income taxes                                       (4,272)         (3,223)         (7,747)         (5,618)
                                                                   -------         -------         -------         -------
   Income from continuing operations                                 9,886           7,885          17,526          12,441

   Discontinued operations
         Equity in discontinued operations of PCT
              (net of income taxes of $1,721 and $1,360)            13,997               -          14,668               -
                                                                   -------        --------        --------        --------

   Net income                                                      $23,883         $ 7,885        $ 32,194        $ 12,441
                                                                  ========         =======        ========        ========

   Income per share:
         Continuing operations                                     $  0.43          $ 0.38         $  0.76         $  0.62
         Discontinued operations                                      0.60               -            0.63               -
                                                                  --------         --------        --------       --------

                                                                   $  1.03          $ 0.38         $  1.39         $  0.62
                                                                   =======         =======        =========       ========
   Weighted average common shares outstanding                       23,237          20,602          23,237          20,190





   See notes to consolidated financial statements.

            MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (In thousands)
                              (Unaudited)


                                                                                 June 30,       December 31,
                   ASSETS                                                          1996            1995
                   ------                                                        --------      -------------
Current assets:
   Cash and cash equivalents                                                       $ 99,506       $  93,417
   Notes and trade receivables, net                                                  31,242          25,211
   Inventories                                                                       85,733          84,494
   Prepaid expenses and other                                                        25,483          25,610
                                                                                   --------       ---------
      Total current assets                                                          241,964         228,732

Property, plant and equipment, net                                                   47,760          46,052
Pension asset                                                                        60,710          57,245
Investment in PCT preferred and common stock                                         72,602          55,547
Trademarks, net                                                                      31,588          32,021
Intangible assets related to businesses acquired, net                                61,922          62,770
Other assets                                                                         73,006          78,232
                                                                                   --------        --------
                                                                                   $589,552        $560,599
                                                                                   ========        ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt and short-term borrowings                       $7,280         $10,960
   Accounts payable                                                                  10,878           9,595
   Accrued expenses and other                                                        57,672          55,515
                                                                                   --------        --------
      Total current liabilities                                                      75,830          76,070

Long-term debt                                                                      216,402         218,678
Other liabilities                                                                   161,944         162,130

Commitments and contingencies

Stockholders' equity:
   Common stock of Mafco Consolidated Group Inc., par value $.01 per share,
     250,000,000 shares authorized, 24,722,190 shares issued                            247             247
   Additional paid-in-capital                                                       167,105         167,105
   Accumulated deficit                                                               (3,411)        (35,605)
   Currency translation adjustment                                                    1,338           1,877
   Treasury stock at cost (1,484,850 shares)                                        (29,903)        (29,903)
                                                                                   --------        --------
      Total stockholders' equity                                                    135,376         103,721
                                                                                   --------        --------
                                                                                   $589,552        $560,599
                                                                                  =========        ========




            See notes to consolidated financial statements.

      MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (In thousands)
                        (Unaudited)



                                                                           Six Month Periods Ended
                                                                           -----------------------
                                                                           June 29,        July 2,
                                                                             1996           1995
                                                                           ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $32,194       $ 12,441
                                                                            -------       --------
Adjustments to reconcile net income to net cash flows from
  operating activities:
      Depreciation and amortization                                           5,131          5,145
      Earnings of affiliates less than distributions                              -            694
      Equity in earnings of PCT                                             (17,855)             -
      Deferred income                                                          (102)          (103)
      Changes in assets and liabilities:
          Increase in notes and trade receivables                            (6,144)        (6,406)
          (Increase) decrease in inventories                                 (1,627)           653
          Increase in accounts payable                                        1,339             50
          Increase (decrease)  in accrued expenses and other, net             2,330         (1,841)
                                                                            -------       --------
                                                                            (16,928)        (1,808)
                                                                            -------       --------

Net cash flows provided by operating activities                              15,266         10,633
                                                                            -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                         (4,107)        (1,330)
Cash acquired in Abex Merger, net of transaction costs                            -        180,160
Other, net                                                                     (368)           200
                                                                            -------       --------
Net cash flows (used in) provided by investing activities                    (4,475)       179,030
                                                                            -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                      1,000            843
Repayment of borrowings                                                      (6,940)        (3,426)
Dividends paid                                                                    -        (14,000)
Due to affiliates and other borrowings                                       (1,048)          (384)
Decrease (increase) in restricted deposits                                    2,356        (15,744)
                                                                            -------       --------
Net cash flows used in financing activities                                  (4,632)       (32,711)
                                                                            -------       --------
Effect of exchange rate changes on cash                                         (70)            57
                                                                            -------       --------
Net increase in cash and cash equivalents                                     6,089        157,009
Cash and cash equivalents at beginning of period                             93,417          9,323
                                                                            -------       --------

Cash and cash equivalents at end of period                                  $99,506       $166,332
                                                                            =======       ========
Supplemental schedule of cash flow information
      Interest paid                                                         $13,013       $ 14,397
      Income taxes paid, net of refunds                                       2,876          4,527




      See notes to consolidated financial statements

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share data)
                                  (Unaudited)


1.    BASIS OF PRESENTATION

      The unaudited consolidated financial statements of Mafco Consolidated Group Inc. ("MC Group" or the "Company") have been prepared in accordance with generally accepted accounting principles and accordingly include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the operations for the periods presented. The statements should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1995. All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's annual report on Form 10-K. Certain reclassifications have been made to conform to the current period's presentation. The results of operations for the three month periods ended June 30, 1996 and July 2, 1995 are not necessarily indicative of the results for the entire year.


2.    INVENTORIES



                                              JUNE 30,          DECEMBER 31,
                                                1996               1995
                                           ------------        -----------

        Raw materials and supplies         $     58,325        $    59,742
        Work-in-progress                          3,027              1,988
        Finished goods                           24,381             22,764
                                           ------------        -----------
                                           $     85,733        $    84,494
                                           ============        ===========





3.    TENDER OFFER

      On April 17, 1996, C&F Holdings Corp., a subsidiary of MC Group, offered to purchase for cash, all of the outstanding 11 7/8% Senior Subordinated Notes due 2002 of Mafco Worldwide (the "11 7/8% Senior Subordinated Notes") and all of the outstanding 10 1/2% Senior Subordinated Notes due 2003 of Consolidated Cigar (the "10 1/2% Senior Subordinated Notes"). The offers expired on May 15, 1996. None of the 11 7/8% Senior Subordinated Notes or the 10 1/2% Senior Subordina-ted Notes were purchased.

4.    SALE OF PCT OPERATIONS

      On April 15, 1996, Power Control Technologies Inc. ("PCT") received the necessary approval from its stockholders and consummated the sale of its entire operations, including substantially all its assets, to Parker-Hannifin Corporation, for aggregate cash consideration of $201,100, before estimated transaction costs.

      Equity in discontinued operations of PCT, net of income taxes, represents the Company's interest in the discontinued operations of PCT, including the gain on sale of PCT's aerospace business.


5.    INITIAL PUBLIC OFFERING

      On June 26, 1996, MC Group announced that its wholly owned subsidiary, Consolidated Cigar Holdings Inc. ("Cigar Holdings"), filed a registration statement with the Securities and Exchange Commission relating to an initial public offering of approximately 15% of its common stock. Cigar Holdings is a holding company which owns all of Consolidated Cigar's outstanding capital stock. It is planned that, upon the successful completion of the offering, the net proceeds will be distributed as a dividend to MC Group.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (Dollars in millions, except share data)



Results of Operations
- ---------------------

Three month period ended June 30, 1996 compared with the three month period ended July 2, 1995

      Net sales in 1996 and 1995 were $78.6 and $68.2, respectively, an increase of $10.4 or 15.2%. The increase in net sales was primarily due to higher sales of cigars. Cigar sales increased primarily as a result of both a shift in sales mix to higher priced cigars and price increases on certain cigar brands and, to a slightly lesser extent, an increase in cigar units, particularly in the premium market.

      Cost of sales were $44.4 and $40.0 in 1996 and 1995, respectively, an increase of $4.4 or 11.0%. The increase in cost of sales in 1996 was due primarily to the increase in sales. As a percentage of sales, cost of sales improved to 56.5% in 1996 from 58.7% in 1995 primarily due to fixed manufacturing costs spread over increased net sales and an insurance recovery related to damaged inventory.

      Selling, general and administrative ("SG&A") expenses were $15.3 and $10.4 in 1996 and 1995, respectively. As a percentage of net sales, SG&A expenses were 19.5% in 1996 and 15.2% in 1995. The increase primarily reflects increased marketing and selling expenses and the inclusion of corporate expenses of MC Group in 1996.

      Interest expense was $6.5 and $6.9 in 1996 and 1995, respectively. The decrease was due to a lower amount of debt outstanding in 1996 partially offset by interest accretion on certain liabilities assumed in the Merger.

      Interest, investment and dividend income was $1.6 and $.6 in 1996 and 1995, respectively. The increase primarily reflects interest income on cash acquired in connection with the Merger.

      Equity in earnings from continuing operations and preferred dividends of PCT represent the Company's interest in the continuing operations of the common stock of PCT acquired in July 1995 and preferred dividends on the Company's investment in PCT preferred stock.

      The provision for income taxes as a percentage of income before income taxes was 30.2% in the 1996 and 29.0% in 1995. The increase in the effective rate is primarily due to an increase in the provision for federal income taxes during 1996 partially offset by tax benefits associated with the Company's operations in Puerto Rico. Income tax expense in 1996 reflects provisions for federal income taxes, Puerto Rico tollgate taxes and taxes on Puerto Rico source income, together with state and franchise taxes. Income tax expense in 1995 reflects a provision for Puerto Rico tollgate taxes and taxes on Puerto Rico source income, together with state income and franchise taxes. In addition, 1995 reflects a provision for federal income taxes, net of tax benefits resulting from the utilization of Consolidated Cigar's net operating loss carryforwards.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (Dollars in millions, except share data)



      Equity in discontinued operations of PCT, net of income taxes which reflect a dividend exclusion deduction, represents the Company's interest in the discontinued operations of PCT, including the gain on sale of PCT's aerospace business.

Six month period ended June 30, 1996 compared with the six month period ended July 2, 1995

      Net sales in 1996 and 1995 were $144.7 and $126.6, respectively, an increase of $18.1 or 14.3%. The increase in net sales was primarily due to higher sales of cigars. Cigar sales increased primarily as a result of both a shift in sales mix to higher priced cigars and price increases on certain cigar brands and, to a slightly lesser extent, an increase in cigar units, particularly in the premium market.

      Cost of sales were $82.7 and $74.6 in 1996 and 1995, respectively, an increase of $8.1 or 10.9%. The increase in cost of sales in 1996 was due primarily to the increase in sales. As a percentage of sales, cost of sales improved to 57.2% in 1996 from 58.9% in 1995 primarily due to fixed manufacturing costs spread over increased net sales and an insurance recovery related to damaged inventory.

      SG&A expenses were $27.5 and $19.9 in 1996 and 1995, respectively. As a percentage of net sales, SG&A expenses were 19.0% in the 1996 period and 15.7% in the 1995 period. The increase primarily reflects increased marketing and selling expenses and the inclusion of corporate expenses of MC Group in the 1996 period.

      Interest expense was $12.8 and $13.6 in 1996 and 1995, respectively. The decrease was due to a lower amount of debt outstanding in 1996 partially offset by interest accretion on certain liabilities assumed in the Merger.

      Interest, investment and dividend income was $3.4 and $.7 in 1996 and 1995, respectively. The increase primarily reflects interest income on cash acquired in connection with the Merger.

      Equity in earnings from continuing operations of PCT represents the Company's interest in the continuing operations of common stock of PCT acquired in July 1995 and preferred dividends on the Company's investment in PCT preferred stock.

      The provision for income taxes as a percentage of income before income taxes was 30.7% in the 1996 and 31.1% in 1995. The decrease in the effective rate is primarily due to tax benefits associated with the Company's operations in Puerto Rico. Income tax expense in 1996 reflects provisions for federal income taxes, Puerto Rico tollgate taxes and taxes on Puerto Rico source income, together with state and franchise taxes. Income tax expense in 1995 reflects a provision for Puerto Rico tollgate taxes and taxes on Puerto Rico source income, together with minimal state income and franchise taxes. In addition, 1995 reflects a provision for federal income taxes, net of tax benefits resulting from the utilization of Consolidated Cigar's net operating loss carryforwards.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (Dollars in millions, except share data)

      Equity in discontinued operations of PCT, net of income taxes which reflect a dividend exclusion deduction, represents the Company's interest in the discontinued operations of PCT, including the gain on sale of PCT's aerospace business.


Financial Condition, Liquidity and Capital Resources
- ----------------------------------------------------

      The Company's net cash flows provided by operating activities were $15.3 and $10.6 in 1996 and 1995, respectively. The increase reflects higher net income and decreased working capital requirements in 1996 as compared to 1995. The Company's working capital requirements, especially for inventory, are affected by customer demand, current and prospective supplies of raw materials and raw material prices. Management expects that inventory levels will continue to fluctuate in the future as the Company takes advantage of opportunities to purchase quality inventory at favorable prices while maintaining its policy of purchasing some raw materials, particularly licorice root, from all available sources to maintain relationships with its suppliers and ensure a continuous supply of such raw materials.

      Cash flows (used in) provided by investing activities were $(4.5) and $179.0 in 1996 and 1995, respectively. In 1996, these activities consist primarily of capital expenditures. Capital expenditures in 1996 primarily relate to investments in the Company's manufacturing facilities to meet increased demand for the Company's premium cigars. The Company is expanding its existing manufacturing facilities in the Dominican Republic and Honduras and is constructing, as part of a joint venture, new facilities in Jamaica. The Company currently expects that its facility expansion projects in the Dominican Republic and Honduras and the construction projects in Jamaica will be completed by the end of 1996. Capital expenditures for the remainder of 1996 are expected to be $3.4, including funding for the construction project. The capital expenditures in 1995 primarily relate to investments in manufacturing equipment and are part of the continual maintenance and upgrading of the Company's manufacturing facilities. For 1996, $0.5 of cash flows was also invested, as part of an equity investment, in the Jamaican joint venture. The 1995 period consists primarily of cash acquired in the Abex merger net of transaction costs.

      Cash flows used in financing activities were $4.6 and $32.7 in 1996 and 1995, respectively. The 1996 period primarily reflects net repayments of borrowings. The 1995 period reflects dividends paid to Mafco Holdings of $14.0, an increase in restricted deposits of $15.7 and net repayment of borrowings of $3.0.

      Availability for borrowings under Mafco Worldwide's revolving credit facility was $20.7 at June 30, 1996 and $3.3 of this revolving credit facility had been reserved to support lender guarantees for outstanding letters of credit. As of June 29, 1996, there was approximately $17.4 unused and available under Consolidated Cigar's credit agreement after taking into account amounts utilized to support letters of credit. Given the availability of borrowings under these credit agreements and cash flow generated from operations, the Company does not currently foresee the need to incur additional indebtedness to meet its ongoing operating needs during 1996.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (Dollars in millions, except share data)


      In 1993 and 1994, Consolidated Cigar entered into two five-year interest rate swap agreements in an aggregate notional amount of $85.0. Under the terms of the agreements, Consolidated Cigar receives a fixed interest rate averaging 5.8% and pays a variable interest rate equal to the six month LIBOR. Consolidated Cigar entered into such agreements to take advantage of the differential between long-term and short-term interest rates and effectively converted the interest rate on $85.0 of fixed-rate indebtedness to a variable rate. Had Consolidated Cigar terminated these agreements which it considers to be held for other than trading purposes on July 17, 1996, a combined loss of approximately $2.1 would have been realized. Future positive or negative cash flows associated with these contracts will depend upon the trend of short-term interest rates during the remaining life of the agreements. In the event of non-performance of the counterparties at anytime during the remaining lives of these agreements which expire at December 1998 and January 1999, Consolidated Cigar could lose some or all of any future positive cash flows. However, Consolidated Cigar does not anticipate non-performance by such counterparties.

      The Company's operating businesses intend to fund future working capital, capital expenditure and debt service requirements for the foreseeable future through cash flow generated from operations and borrowings under their credit agreements. The credit agreements of Consolidated Cigar and Mafco Worldwide prohibit the payment of dividends and distribution of funds to MC Group, subject to certain limited exceptions. MC Group is a holding company with no business operations of its own. MC Group's cash requirements for liabilities assumed in the Merger are expected to be met from the cash received in the Merger. MC Group may also acquire additional operating assets and may raise capital through debt or equity financings or through refinancings of existing indebtedness of its operating companies. However, there can be no assurance that any of such financings or refinancings could be accomplished or, if accomplished, effected on terms satisfactory to MC Group.


PART II. OTHER INFORMATION
- --------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.6         Amendment No. 9 to the Credit Agreement of Consolidated Cigar Corporation dated as of March 13, 1996
                      (incorporated by reference from Exhibit 10.2(i) to Consolidated Cigar Holdings Inc. Amendment No. 1 to
                      Form S-1 as filed July 30, 1996 (the "1996 Cigar S-1")).

         10.7         Indenture by and between Consolidated Cigar Corporation and Continental Bank, National Association, as
                      trustee, relating to the Senior Subordinated Notes due 2003 (incorporated by reference to the 1996
                      Cigar S-1).

         27*          Financial Data Schedule


         * filed herein


(b)      Reports on Form 8-K

         None


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

                              MAFCO CONSOLIDATED GROUP INC.
                              -----------------------------
                                    (Registrant)



Date: August 7, 1996          By:/s/Irwin Engelman
                              --------------------
                              Irwin Engelman
                              Executive Vice President and
                              Chief Financial Officer


Date: August 7, 1996          By:/s/Laurence Winoker
                              ----------------------
                              Laurence Winoker
                              Vice President and Controller
                              (Principal Accounting Officer)