Form 10-Q
period 1996-10-01
MAFCO CONSOLIDATED GROUP INC
filed 1996-11-12
CIK 888676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 1996

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 1-11240

                         MAFCO CONSOLIDATED GROUP INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           02-0424104
------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


35 EAST 62ND STREET, NEW YORK, NEW YORK                        10021
(Address of principal executive offices)                    (Zip Code)

                                  212-572-8600
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No  [  ]

At November 5, 1996, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 23,237,340 shares, of which 19,777,752 were indirectly held by Mafco Holdings Inc.

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                                                     Three Months Ended                 Nine Months Ended
                                                               -------------------------------    ------------------------------
                                                               September 29,     October 1,       September 29,    October 1,
                                                                   1996              1995             1996             1995
                                                               --------------    -------------    -------------    -------------

Net sales                                                         $  85,635       $  68,679       $ 230,380       $ 195,268
Cost of sales                                                        49,201          40,695         131,868         115,270
                                                                  ---------       ---------       ---------       ---------
Gross profit                                                         36,434          27,984          98,512          79,998

Selling, general and administrative expenses                         12,512          17,247          40,018          37,184
                                                                  ---------       ---------       ---------       ---------
Operating income                                                     23,922          10,737          58,494          42,814

Interest expense                                                     (6,419)         (6,738)        (19,255)        (20,373)
Interest, investment and dividend income                              3,617           2,117           7,057           2,809
Amortization of deferred charges and bank fees                         (508)           (558)         (1,516)         (1,548)
Equity in earnings from continuing operations and preferred
      dividends of PCT                                                1,307             418           2,773             418
Gain on Cigar Offering                                              127,809                         127,809
Other expense, net                                                     (398)           (156)           (759)           (241)
                                                                   --------       ---------       ---------       ---------
Income from continuing operations before income taxes               149,330           5,820         174,603          23,879

Provision for income taxes                                          (51,305)         (1,876)        (59,052)         (7,494)
                                                                   --------       ---------       ---------       ---------
Income from continuing operations                                    98,025           3,944         115,551          16,385

Discontinued operations
      Equity in discontinued operations of PCT,
           net of income taxes                                          384             660          15,052             660
                                                                  ---------       ---------       ---------       ---------

Net income                                                        $  98,409       $   4,604       $ 130,603       $  17,045
                                                                  =========       =========       =========       =========


Income per share:
      Continuing operations                                       $    4.22       $    0.17       $    4.97       $    0.77
      Discontinued operations                                          0.02            0.03            0.65            0.03
                                                                  ---------       ---------       ---------       ---------

                                                                  $    4.24       $    0.20       $    5.62       $    0.80
                                                                  =========       =========       =========       =========

Weighted average common shares outstanding                           23,237          23,482          23,237          21,315




                See notes to consolidated financial statements.

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                                                      September 29,      December 31,
                                                                                          1996              1995
                                                                                    ---------------   ---------------
                        ASSETS
Current assets:
   Cash and cash equivalents                                                           $  19,248        $  93,417
   Marketable securities                                                                 225,362              190
   Notes and trade receivables, net                                                       31,299           25,211
   Inventories                                                                            91,013           84,494
   Prepaid expenses and other                                                             23,770           25,420
                                                                                       ---------        ---------
      Total current assets                                                               390,692          228,732

Property, plant and equipment, net                                                        47,955           46,052
Pension asset                                                                             62,475           57,245
Investment in PCT preferred and common stock                                              73,481           55,547
Trademarks, net                                                                           31,372           32,021
Intangible assets related to businesses acquired, net                                     61,498           62,770
Other assets                                                                              62,250           78,232
                                                                                       ---------        ---------
                                                                                       $ 729,723        $ 560,599
                                                                                       =========        =========


      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt and short-term borrowings                         $  11,200        $  10,960
   Accounts payable                                                                       14,678            9,595
   Accrued expenses and other                                                             63,805           55,515
                                                                                       ---------        ---------
      Total current liabilities                                                           89,683           76,070

Long-term debt                                                                           209,915          218,678
Deferred income taxes                                                                     43,462            5,280
Other liabilities                                                                        152,875          156,850

Commitments and contingencies

Stockholders' equity:
   Common stock, par value $.01 per share, 250,000,000 shares
     authorized, 24,722,190 shares issued                                                    247              247
   Additional paid-in-capital                                                            167,105          167,105
   Retained earnings (accumulated deficit)                                                94,998          (35,605)
   Currency translation adjustment                                                         1,341            1,877
   Treasury stock at cost (1,484,850 shares)                                             (29,903)         (29,903)
                                                                                       ---------        ---------
      Total stockholders' equity                                                         233,788          103,721
                                                                                       ---------        ---------
                                                                                       $ 729,723        $ 560,599
                                                                                       =========        =========



                See notes to consolidated financial statements.

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                Nine Month Periods Ended
                                                                            ---------------------------------
                                                                            September 29,       October 1,
                                                                                 1996              1995
                                                                            ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $ 130,603      $  17,045
                                                                                 ---------      ---------
Adjustments to reconcile net income to net cash flows from
  operating activities:
      Depreciation and amortization                                                  7,736          7,868
      Gain on Cigar Offering                                                      (127,809)          --
      Equity in earnings of affiliates in excess of distributions                  (17,934)          (272)
      Deferred income                                                                 (153)          (154)
      Changes in assets and liabilities:
          Increase in notes and trade receivables                                   (5,132)        (5,547)
          (Increase) decrease in inventories                                        (6,862)         1,039
          Increase (decrease) in accounts payable                                    5,139           (692)
          Increase (decrease)  in deferred taxes and other, net                     50,838         (1,018)
                                                                                 ---------      ---------
                                                                                   (94,177)         1,224
                                                                                 ---------      ---------
Net cash flows provided by operating activities                                     36,426         18,269
                                                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                (5,844)        (2,059)
Cash acquired in Abex Merger, net of transaction costs                                --          176,505
Purchase of PCT common stock                                                          --          (33,653)
Net increase in marketable securities                                             (225,172)          --
Other, net                                                                            (498)         1,855
                                                                                 ---------      ---------
Net cash flows (used in) provided by investing activities                         (231,514)       142,648
                                                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                              --              231
Repayment of borrowings                                                             (8,535)       (10,123)
Purchase of Company common stock and VSRs                                             --          (30,254)
Net proceeds from Cigar Offering                                                   127,809
Dividends paid                                                                        --          (14,000)
Due to affiliates and other borrowings                                                (459)          (386)
Decrease (increase) in restricted deposits                                           2,187        (16,467)
                                                                                 ---------      ---------
Net cash flows provided by (used in) financing activities                          121,002        (70,999)
                                                                                 ---------      ---------
Effect of exchange rate changes on cash                                                (83)            76
                                                                                 ---------      ---------
Net (decrease) increase in cash and cash equivalents                               (74,169)        89,994
Cash and cash equivalents at beginning of period                                    93,417          9,323
                                                                                 ---------      ---------
Cash and cash equivalents at end of period                                       $  19,248      $  99,317
                                                                                 =========      =========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
      Interest paid                                                              $  19,020      $  20,853
      Income taxes paid, net of refunds                                              3,827          5,153


                See notes to consolidated financial statements.

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Mafco Consolidated Group Inc. ("MC Group" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The statements should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1995. All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's annual report on Form 10-K. The results of operations for the nine month period ended October 1, 1995 have been restated to reflect the discontinued operations of PCT (see Note 3). Certain reclassifications have been made to conform to the current period's presentation. The results of operations for the nine month periods are not necessarily indicative of the results for the entire year.


2.       INVENTORIES


                                September 29,      December 31,
                                    1996               1995
                                  ---------         ---------
Raw materials and supplies         $65,630           $59,742
Work-in-progress                     2,681             1,988
Finished goods                      22,702            22,764
                                   -------           -------
                                   $91,013           $84,494
                                   =======           =======

3.       SALE OF PCT OPERATIONS

         On April 15, 1996, Power Control Technologies Inc. ("PCT") received the necessary approval from its stockholders and consummated the sale of its entire operations, including substantially all its assets, to Parker-Hannifin Corporation, for aggregate cash consideration of $201,100, before transaction costs.

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

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


4.       INITIAL PUBLIC OFFERING AND PROMISSORY NOTE

         On August 15, 1996, MC Group's wholly owned subsidiary, Consolidated Cigar Holdings Inc. ("Cigar Holdings") completed an initial public offering (the "Cigar Offering") in which it issued and sold 6,075,000 shares of its Class A Common Stock for $23.00 per share. The proceeds, net of underwriter's discount and related fees and expenses, of $127,809, were paid as a dividend to MC Group and resulted in a gain to the Company of $83,076, net of income taxes of $44,733.

         Simultaneously with the Cigar Offering, each of Cigar Holdings' then outstanding shares of common stock were converted into 24,600 shares of the newly created Class B Common Stock which totaled 24,600,000 shares. In addition, Cigar Holdings issued a non-interest bearing promissory note (the "Cigar Note") in an original principal amount of $70,000 to MC Group. The Cigar
Note is payable in quarterly installments of $2,500, beginning March 31, 1997 with the final installment payable on December 31, 2003.


5.       SALE OF MAFCO WORLDWIDE TO PCT

         On October 23, 1996, MC Group entered into a Stock and VSR Purchase Agreement (the "Purchase Agreement"), dated as of October 23, 1996, with PCT and PCT International Holdings Inc., a Delaware corporation and wholly owned subsidiary of PCT ("Purchaser"), pursuant to which Purchaser has agreed to purchase from MC Group, and MC Group has agreed to sell and issue to Purchaser, all the issued and outstanding shares (the "Shares") of capital stock of Flavors Holdings Inc., a Delaware corporation and wholly owned subsidiary of MC Group ("Flavors"), and 23,156,502 Value Support Rights (each a "VSR" and collectively, the "VSRs") to be issued pursuant to the Value Support Rights Agreement (the "VSR Agreement") to be entered into between MC Group and American Stock Transfer & Trust Company, as trustee. Flavors, through its wholly owned subsidiary Mafco Worldwide Corporation, operates MC Group's licorice extract and other flavoring agents manufacturing and distributing business. The agreement was unanimously approved by the Boards of Directors of MC Group and PCT and, in the case of PCT, upon the recommendation of a Special Committee of directors who are not officers or employees of PCT or its affiliates including MC Group, formed to consider the transaction. The transaction is expected to close in the fourth quarter of 1996 and is expected to result in a gain to the Company.

         In consideration for the Shares and VSRs, Purchaser has agreed to pay MC Group cash in the amount of $180,000. In addition, Purchaser shall pay MC Group deferred cash payments of $3,700 on June 30, 1997 and $3,500 on December 31, 1997.

         It is anticipated that the VSRs will be distributed to all holders of PCT Common Stock and PCT Preferred Stock promptly following the effectiveness of a registration statement to be filed by MC Group with the Securities and Exchange Commission. Each VSR, subject to certain limitations, entitles its holder to receive a payment, if any, of up to $3.25 per VSR if the 30-Day Average Market Price (as defined in the VSR Agreement) of PCT Common Stock is below $11.00 per share on January

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


1, 1999; provided, however, MC Group has an optional right to call the VSRs each April 1, July 1, October 1 and January 1 from and including April 1, 1997 to and including October 1, 1998 (each, an "Optional Call Date"). If MC Group calls the VSRs on or before January 1, 1998, holders will be entitled to receive a payment of at least $0.50 and up to $3.25 per VSR if the 30-Day Average Market Price is below $10.25 per share as of such Optional Call Date.
If MC Group calls the VSRs after January 1, 1998, each VSR will entitle its holder to a payment, if any, of up to $3.25 per VSR if the 30-Day Average
Market Price is below $11.00 per share on such Optional Call Date.

         The Purchase Agreement contains a number of representations, warranties and covenants by the parties.

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)



RESULTS OF OPERATIONS

Three month period ended September 29, 1996 compared with the three month period ended October 1, 1995

         Net sales in 1996 and 1995 were $85.6 and $68.7, respectively, an increase of $16.9 or 24.7%. The increase in net sales was primarily due to higher sales of cigars. Cigar sales increased primarily as a result of both a shift in sales mix to higher priced cigars and price increases on certain cigar brands and, to a lesser extent, an increase in cigar unit volume, particularly in the premium market.

         Cost of sales were $49.2 and $40.7 in 1996 and 1995, respectively, an increase of $8.5 or 20.9%. The increase in cost of sales in 1996 was due primarily to the increase in sales and to increases in the costs of raw materials for cigars. As a percentage of sales, cost of sales improved to 57.5% in 1996 from 59.3% in 1995 primarily due to fixed manufacturing costs spread over increased production.

         Selling, general and administrative ("SG&A") expenses were $12.5 and $17.2 in 1996 and 1995, respectively. The decrease was primarily attributable to a non-recurring expense in the third quarter of 1995 and a bad debt recovery in the third quarter of 1996. This decrease in SG&A expenses was partially offset by increased compensation, marketing and selling administrative expenses for Consolidated Cigar. As a percentage of net sales, SG&A expenses were 14.6% in 1996 and 25.1% in 1995.

         Interest expense was $6.4 and $6.7 in 1996 and 1995, respectively. The decrease was due to a lower amount of debt outstanding during 1996 as compared to 1995.

         Interest, investment and dividend income was $3.6 and $2.1 in 1996 and 1995, respectively. The increase primarily reflects interest income on cash acquired in connection with the Merger and the Cigar Offering.

         Equity in earnings from continuing operations and preferred dividends of PCT represent the Company's interest in the continuing operations of the common stock of PCT acquired in July 1995 and preferred dividends on the Company's investment in PCT preferred stock.

         The provision for income taxes as a percentage of income from continuing operations before income taxes was 34.4% in the 1996 and 32.2% in 1995. The increase in the effective rate is primarily due to an increase in the provision for federal and state income taxes during 1996 partially offset by tax benefits associated with the Company's operations in Puerto Rico. Income tax expense in 1996 reflects provisions for federal income taxes, Puerto Rico tollgate taxes and taxes on Puerto Rico source income, together with state and franchise taxes. Income tax expense in 1995 reflects provisions for federal income taxes, net of tax benefits resulting from the utilization of Consolidated Cigar's net operating loss carryforwards, Puerto Rico tollgate taxes and taxes on Puerto Rico source income, along with state and franchise taxes.

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)



        Equity in discontinued operations of PCT, net of income taxes which reflect a dividend exclusion deduction, represents the Company's interest in the discontinued operations of PCT.

Nine month period ended September 29, 1996 compared with the nine month period ended October 1, 1995

         Net sales in 1996 and 1995 were $230.4 and $195.3, respectively, an increase of $35.1 or 18.0%. The increase in net sales was primarily due to higher sales of cigars. Cigar sales increased primarily as a result of both a shift in sales mix to higher priced cigars and price increases on certain cigar brands and, to a lesser extent, an increase in cigar unit volume, particularly in the premium market.

         Cost of sales were $131.9 and $115.3 in 1996 and 1995, respectively, an increase of $16.6 or 14.4%. The increase in cost of sales in 1996 was due primarily to the increase in sales and increases in the costs of raw materials for cigars. As a percentage of sales, cost of sales improved to 57.2% in 1996 from 59.0% in 1995 primarily due to fixed manufacturing costs spread over increased production and an insurance recovery related to damaged inventory.

         SG&A expenses were $40.0 and $37.2 in 1996 and 1995, respectively. This increase was primarily due to increased compensation, marketing and selling expenses, partially offset by a bad debt recovery. As a percentage of net sales, SG&A expenses were 17.4% in the 1996 period and 19.0% in the 1995 period. The decrease was primarily due to SG&A expenses increasing at a lower rate relative to the increase in net sales.

         Interest expense was $19.3 and $20.4 in 1996 and 1995, respectively. The decrease was primarily due to a lower amount of debt outstanding during 1996 as compared to 1995.

         Interest, investment and dividend income was $7.1 and $2.8 in 1996 and 1995, respectively. The increase primarily reflects interest income on invested cash acquired in connection with the Merger and the Cigar Offering.

         Equity in earnings from continuing operations of PCT represents the Company's interest in the continuing operations of common stock of PCT acquired in July 1995 and preferred dividends on the Company's investment in PCT preferred stock.

         The provision for income taxes as a percentage of income from continuing operations before income taxes was 33.8% in the 1996 and 31.4% in 1995. The increase in the effective rate is primarily due to an increase in the provision for state and federal income taxes during 1996 partially offset by tax benefits associated with the Company's operations in Puerto Rico. Income tax expense in 1996 reflects provisions for federal income taxes, Puerto Rico tollgate taxes and taxes on Puerto Rico source income, together with state and franchise taxes. Income tax expense in 1995 reflects provisions for federal income taxes, net of tax benefits resulting from the utilization of Consolidated Cigar's net operating loss carryforwards, Puerto Rico tollgate taxes and taxes on Puerto Rico source income, along with state and franchise taxes.

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)



         Equity in discontinued operations of PCT, net of income taxes which reflect a dividend exclusion deduction, represents the Company's interest in the discontinued operations of PCT, including the gain on sale of PCT's aerospace business in 1996.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash flows provided by operating activities were $36.4 and $18.3 in 1996 and 1995, respectively. The increase reflects higher net income, excluding the after tax effect of the gain on the Cigar Offering, partially offset by increased working capital requirements in 1996 as compared to 1995.

         Cash flows (used in) provided by investing activities were $(231.5) and $142.6 in 1996 and 1995, respectively. In 1996, these activities consist primarily of purchases of marketable securities and capital expenditures. Capital expenditures of $5.8 in 1996 primarily relate to investments in the Company's manufacturing facilities to meet increased demand for the Company's premium cigars. The Company is expanding its existing manufacturing facilities in the Dominican Republic and Honduras and is constructing, as part of a joint venture, new facilities in Jamaica. The Company currently expects that its facility expansion projects in the Dominican Republic and Honduras and the construction projects in Jamaica will be completed by the end of 1996. Capital expenditures for the remainder of 1996 are expected to be $1.5, including funding for the construction project. The capital expenditures in 1995 primarily relate to investments in manufacturing equipment and are part of the continual maintenance and upgrading of the Company's manufacturing facilities. The 1995 period consists primarily of cash acquired in the Abex merger partially offset by cash used to finance the purchase of PCT common stock.

         Cash flows provided by (used in) financing activities were $121.0 and $(71.0) in 1996 and 1995, respectively. The 1996 period primarily reflects the proceeds from the Cigar Offering partially offset by net repayments of borrowings. Cash flows used for financing activities in 1995 reflects the purchase of Company common stock and VSRs, dividends paid to Mafco Holdings, net repayments of borrowings and an increase in restricted deposits.

         Availability for borrowings under Mafco Worldwide's revolving credit facility was $22.6 at September 29, 1996 and $2.4 of this revolving credit facility had been reserved to support lender guarantees for outstanding letters of credit. As of September 28, 1996, there was approximately $16.4 unused and available under Consolidated Cigar's credit agreement after taking into account amounts utilized to support letters of credit. Given the availability of borrowings under these credit agreements and cash flow generated from operations, the Company does not currently foresee the need to incur additional indebtedness to meet its ongoing operating needs during 1996.

         In 1993 and 1994, Consolidated Cigar entered into two five-year interest rate swap agreements in an aggregate notional amount of $85.0. Under the terms of the agreements, Consolidated Cigar receives a fixed interest rate averaging 5.8% and pays a variable interest rate equal to the six month LIBOR. Consolidated Cigar entered into such agreements to take advantage of the differential between

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


long-term and short-term interest rates and effectively converted the interest rate on $85.0 of fixed-rate indebtedness to a variable rate. Had Consolidated Cigar terminated these agreements which it considers to be held for other than trading purposes on October 16, 1996, a combined loss of approximately $1.0 would have been realized. Future positive or negative cash flows associated with these contracts will depend upon the trend of short-term interest rates during the remaining life of the agreements. In the event of non-performance of the counterparties at anytime during the remaining lives of these agreements which expire at December 1998 and January 1999, Consolidated Cigar could lose some or all of any future positive cash flows. However, Consolidated Cigar does not anticipate non-performance by such counterparties.

         On August 15, 1996, Cigar Holdings completed the Cigar Offering, in which it issued and sold 6,075,000 shares of its Class A Common Stock for $23.00 per share. The proceeds, net of underwriter's discount and related fees and expenses, of $127.8, were paid as a dividend to MC Group.

         Simultaneously with the Cigar Offering, each of Cigar Holdings' then outstanding shares of common stock were converted into 24,600 shares of the newly created Class B Common Stock which totaled 24,600,000 shares. In addition, Cigar Holdings issued the Cigar Note in an original principal amount of $70.0 to MC Group. The Cigar Note is payable in quarterly installments of $2.5, beginning March 31, 1997 with the final installment payable on December 31, 2003.

         On October 7, 1996, Mafco Worldwide entered into a joint venture agreement with a Chinese partner to produce tobacco flavoring in China. As part of this agreement, Mafco Worldwide will purchase one half of certain assets of Weihai Green Industry of Science and Technology for approximately $1.2.

         On October 23, 1996, MC Group entered into a Stock and VSR Purchase Agreement (the "Purchase Agreement"), dated as of October 23, 1996, with PCT and PCT International Holdings Inc., a Delaware corporation and wholly owned subsidiary of PCT ("Purchaser"), pursuant to which Purchaser has agreed to purchase from MC Group, and MC Group has agreed to sell and issue to Purchaser, all the issued and outstanding shares (the "Shares") of capital stock of Flavors Holdings Inc., a Delaware corporation and wholly owned subsidiary of MC Group ("Flavors"), and 23,156,502 Value Support Rights (each a "VSR" and collectively, the "VSRs") to be issued pursuant to the Value Support Rights Agreement (the "VSR Agreement") to be entered into between MC Group and American Stock Transfer & Trust Company, as trustee. Flavors, through its wholly owned subsidiary Mafco Worldwide Corporation, operates MC Group's licorice extract and other flavoring agents manufacturing and distributing business. The agreement was unanimously approved by the Boards of Directors of MC Group and PCT and, in the case of PCT, upon the recommendation of a Special Committee of directors who are not officers or employees of PCT or its affiliates including MC Group, formed to consider the transaction. The transaction is expected to close in the fourth quarter of 1996 and is expected to result in a gain to the Company.

         In consideration for the Shares and VSRs, Purchaser has agreed to pay MC Group cash in the amount of $180. In addition, Purchaser shall pay MC Group deferred cash payments of $3.7 on June 30, 1997 and $3.5 on December 31, 1997.

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


         It is anticipated that the VSRs will be distributed to all holders of PCT Common Stock and PCT Preferred Stock promptly following the effectiveness of a registration statement to be filed by MC Group with the Securities and Exchange Commission. Each VSR, subject to certain limitations, entitles its holder to receive a payment, if any, of up to $3.25 per VSR if the 30-Day Average Market Price (as defined in the VSR Agreement) of PCT Common Stock is below $11.00 per share on January 1, 1999; provided, however, MC Group has an optional right to call the VSRs each April 1, July 1, October 1 and January 1 from and including April 1, 1997 to and including October 1, 1998 (each, an "Optional Call Date"). If MC Group calls the VSRs on or before January 1, 1998, holders will be entitled to receive a payment of at least $0.50 and up to $3.25 per VSR if the 30-Day Average Market Price is below $10.25 per share as of such Optional Call Date. If MC Group calls the VSRs after January 1, 1998, each VSR will entitle its holder to a payment, if any, of up to $3.25 per VSR if the 30-Day Average Market Price is below $11.00 per share on such Optional Call Date.

         The Board of Directors of the Company has authorized the purchase, from time-to-time, of up to one million common shares of the Company.

         The credit agreements of Consolidated Cigar and Mafco Worldwide prohibit the payment of dividends and distribution of funds to MC Group, subject to certain limited exceptions. MC Group is a holding company with no business operations of its own. MC Group's cash requirements for liabilities assumed in the Merger are expected to be met from the cash received in the Merger and the Cigar Offering, payment on the Cigar Notes and the proceeds from the sale of Mafco Worldwide. MC Group may also acquire additional operating assets and may raise capital through debt or equity financings or through refinancings of existing indebtedness of its operating companies. However, there can be no assurance that any of such financings or refinancings could be accomplished or, if accomplished, effected on terms satisfactory to MC Group.

PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibit    Description

           10.1 Stock and VSR Purchase Agreement, dated as of October 23, 1996, by and between Mafco Consolidated Group Inc. and Power Control Technologies Inc. and PCT International Holdings Inc. (incorporated by reference to Exhibit 7 of the Mafco Consolidated Group Inc. Schedule 13D, dated October 25, 1996 filed with respect to Power Control Technologies, Inc.)

           10.2 Form of Value Support Rights Agreement between Mafco Consolidated Group Inc. and American Stock Transfer & Trust Company, as the trustee (included as Exhibit A to the Stock and VSR Purchase Agreement incorporated by reference in Exhibit 10.1).

           27*        Financial Data Schedule


         * filed herein


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MAFCO CONSOLIDATED GROUP INC.
                                            (Registrant)


Date: November 12, 1996              By:/s/Irwin Engelman
                                        -----------------------------
                                        Irwin Engelman
                                        Executive Vice President and
                                        Chief Financial Officer


Date: November 12, 1996             By:/s/Laurence Winoker
                                       --------------------------------
                                       Laurence Winoker
                                       Vice President and Controller
                                      (Principal Accounting Officer)