Form 10-Q/A
period 1996-09-29
MAFCO CONSOLIDATED GROUP INC
filed 1996-12-26
CIK 888676

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1996

                                       OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 1-11240

                         MAFCO CONSOLIDATED GROUP INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            02-0424104
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
          incorporation or organization)                  Identification No.)

35 East 62nd Street, New York, New York                    10021

(Address of principal executive offices)           (Zip Code)

                                  212-572-8600
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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
                      (In thousands, except per share data)
                                   (Unaudited)

                                                              Three Months Ended            Nine Months Ended
                                                        ----------------------------  ----------------------------
                                                        September 29,    October 1,   September 29,    October 1,
                                                             1996           1995           1996            1995
                                                        -------------  -------------  -------------  -------------
Net sales                                                 $  85,635      $  68,679      $ 230,380      $ 195,268
Cost of sales                                                49,201         40,695        131,868        115,270
                                                        -------------  -------------  -------------  -------------
Gross profit                                                 36,434         27,984         98,512         79,998

Selling, general and administrative expenses                 12,512         17,247         40,018         37,184
                                                        -------------  -------------  -------------  -------------
Operating income                                             23,922         10,737         58,494         42,814

Interest expense                                             (6,419)        (6,738)       (19,255)       (20,373)
Interest, investment and dividend income                      3,617          2,117          7,057          2,809
Amortization of deferred charges and bank fees                 (508)          (558)        (1,516)        (1,548)
Equity in earnings from continuing operations and
    preferred dividends of PCT                                1,307            418          2,773            418
Gain on Cigar IPO                                           127,809                       127,809
Other expense, net                                             (398)          (156)          (759)          (241)
                                                        -------------  -------------  -------------  -------------
Income from continuing operations before income taxes       149,330          5,820        174,603         23,879

Provision for income taxes                                  (51,305)        (1,876)       (59,052)        (7,494)
                                                        -------------  -------------  -------------  -------------
Income from continuing operations                            98,025          3,944        115,551         16,385

Discontinued operations
    Equity in discontinued operations of PCT,
       net of income taxes                                      384            660         15,052            660
                                                        -------------  -------------  -------------  -------------
Net income                                                $  98,409      $   4,604      $ 130,603      $  17,045
                                                        =============  =============  =============  =============

Income per share:
    Continuing operations                                 $    4.22      $    0.17      $    4.97      $    0.77
    Discontinued operations                                    0.02           0.03           0.65           0.03
                                                        -------------  -------------  -------------  -------------
                                                          $    4.24      $    0.20      $    5.62      $    0.80
                                                        =============  =============  =============  =============

Weighted average common shares outstanding                   23,237         23,482         23,237         21,315



                 See notes to consolidated financial statements.

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                   September 29,   December 31,
                   ASSETS                              1996           1995
                                                  -------------   -------------

Current assets:
   Cash and cash equivalents                       $   19,248      $   93,417
   Trading securities                                 225,362             190
   Notes and trade receivables, net                    31,299          25,211
   Inventories                                         91,013          84,494
   Prepaid expenses and other                          23,770          25,420
                                                  -------------   -------------
      Total current assets                            390,692         228,732

Property, plant and equipment, net                     47,955          46,052
Pension asset                                          62,475          57,245
Investment in PCT preferred and common stock           73,481          55,547
Trademarks, net                                        31,372          32,021
Intangible assets related to businesses
   acquired, net                                       61,498          62,770
Other assets                                           62,250          78,232
                                                  -------------   -------------
                                                   $  729,723      $  560,599
                                                  =============   =============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt and
      short-term borrowings                        $   11,200      $   10,960
   Accounts payable                                    14,678           9,595
   Accrued expenses and other                          63,805          55,515
                                                  -------------   -------------
      Total current liabilities                        89,683          76,070

Long-term debt                                        209,915         218,678
Deferred income taxes                                  43,462           5,280
Other liabilities                                     152,875         156,850

Commitments and contingencies

Stockholders' equity:
   Common stock, par value $.01 per share,
     250,000,000 shares authorized, 24,722,190
     shares issued                                        247             247
   Additional paid-in-capital                         167,105         167,105
   Retained earnings (accumulated deficit)             94,998         (35,605)
   Currency translation adjustment                      1,341           1,877
   Treasury stock at cost (1,484,850 shares)          (29,903)        (29,903)
                                                  -------------   -------------

      Total stockholders' equity                      233,788         103,721
                                                  -------------   -------------
                                                     $729,723        $560,599
                                                  =============   =============

                See notes to consolidated financial statements.

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)

                                                                                       Nine Month Periods Ended
                                                                                 ----------------------------------
                                                                                  September 29,        October 1,
                                                                                      1996                1995
                                                                                 ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        $   130,603         $   17,045
                                                                                 ---------------    ---------------
Adjustments to reconcile net income to net cash flows (used in)
  provided by operating activities:
      Depreciation and amortization                                                     7,736              7,868
      Gain on Cigar IPO                                                              (127,809)                 -
      Equity in earnings of affiliates in excess of distributions                     (17,934)              (272)
      Deferred income                                                                    (153)              (154)
      Changes in assets and liabilities:
          Net increase in trading securities                                         (225,172)                 -
          Increase in notes and trade receivables                                      (5,132)            (5,547)
          (Increase) decrease in inventories                                           (6,862)             1,039
          Increase (decrease) in accounts payable                                       5,139               (692)
          Increase (decrease) in deferred taxes and other, net                         50,838             (1,018)
                                                                                 ---------------    ---------------
                                                                                     (319,349)             1,224
                                                                                 ---------------    ---------------
Net cash flows (used in) provided by operating activities                            (188,746)            18,269
                                                                                 ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                   (5,844)            (2,059)
Cash acquired in Abex Merger, net of transaction costs                                      -            176,505
Purchase of PCT common stock                                                                -            (33,653)
Other, net                                                                               (498)             1,855
                                                                                 ---------------    ---------------
Net cash flows (used in) provided by investing activities                              (6,342)           142,648
                                                                                 ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                    -                231
Repayment of borrowings                                                                (8,535)           (10,123)
Purchase of Company common stock and Abex VSRs                                              -            (30,254)
Net proceeds from Cigar IPO                                                           127,809
Dividends paid                                                                              -            (14,000)
Due to affiliates and other borrowings                                                   (459)              (386)
Decrease (increase) in restricted deposits                                              2,187            (16,467)
                                                                                 ---------------    ---------------
Net cash flows provided by (used in) financing activities                             121,002            (70,999)

                                                                                 ---------------    ---------------
Effect of exchange rate changes on cash                                                   (83)                76
                                                                                 ---------------    ---------------
Net (decrease) increase in cash and cash equivalents                                  (74,169)            89,994
Cash and cash equivalents at beginning of period                                       93,417              9,323
                                                                                 ---------------    ---------------
Cash and cash equivalents at end of period                                        $    19,248         $   99,317
                                                                                 ===============    ===============

Supplemental schedule of cash flow information
      Interest paid                                                               $    19,020         $   20,853
      Income taxes paid, net of refunds                                                 3,827              5,153


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

     The Company recognizes gains and losses on sales of subsidiary stock in the statement of operations.

2.   INVENTORIES

                                           September 29,   December 31,
                                               1996            1995
                                           -------------   ------------
            Raw materials and supplies      $   65,630      $   59,742
            Work-in-progress                     2,681           1,988
            Finished goods                      22,702          22,764
                                           -------------   ------------
                                            $   91,013      $   84,494
                                           =============   ============

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

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share data)
                                  (Unaudited)

4.   INITIAL PUBLIC OFFERING AND PROMISSORY NOTE

     On August 21, 1996, MC Group's wholly owned subsidiary, Consolidated Cigar Holdings Inc. ("Cigar Holdings") completed an initial public offering (the "Cigar IPO") in which it issued and sold 6,075,000 shares of its Class A Common Stock for $23.00 per share. The proceeds, net of underwriter's discount and related fees and expenses, of $127,809, were paid as a dividend to MC Group and resulted in a gain to the Company of $83,076, net of income taxes of $44,733. All of the proceeds received from the sale of stock in the Cigar IPO were treated as gain as the net book value of Cigar Holdings was a deficit at the time of the Cigar IPO and no allocation of the deficit was made to minority interest. Minority interest in the earnings of Cigar Holdings subsequent to the Cigar IPO was not recorded as the book value of Cigar Holdings remained negative after including Cigar Holdings' net earnings subsequent to the Cigar IPO. The net proceeds from the Cigar IPO as well as other funds of the Company were invested in marketable securities, which include U.S. Treasury and agency securities, mortgage-back securities, corporate debt securities and other debt securities. These securities are classified as trading securities.

     Simultaneously with the Cigar IPO, each of Cigar Holdings' then outstanding shares of common stock were converted into 24,600 shares of the newly created Class B Common Stock which totaled 24,600,000 shares. In addition, Cigar Holdings issued a non-interest bearing promissory note (the "Cigar Note") in an original principal amount of $70,000 to MC Group. The Cigar Note is payable in quarterly installments of $2,500, beginning March 31, 1997 with the final installment payable on December 31, 2003.

5.   SALE OF FLAVORS HOLDINGS TO PCT

     On October 23, 1996, MC Group entered into a Stock and VSR Purchase Agreement (the "Purchase Agreement"), dated as of October 23, 1996, with PCT and PCT International Holdings Inc., a Delaware corporation and wholly owned subsidiary of PCT ("Purchaser"), pursuant to which Purchaser agreed to purchase from MC Group (the "Acquisition"), and MC Group agreed to sell and issue to Purchaser, all the issued and outstanding shares (the "Shares") of capital stock of Flavors Holdings Inc., a Delaware corporation and wholly owned subsidiary of MC Group ("Flavors"), and 23,156,502 Value Support Rights (each a "VSR" and collectively, the "VSRs") issued pursuant to the Value
Support Rights Agreement (the "VSR Agreement") entered into between MC Group and American Stock Transfer & Trust Company, as trustee. Flavors, through its wholly owned subsidiary Mafco Worldwide Corporation, operates MC Group's licorice extract and other flavoring agents manufacturing and distributing business. The agreement was unanimously approved by the Boards of Directors of MC Group and PCT and, in the case of PCT, upon the recommendation of a Special Committee of directors who are not officers or employees of PCT or its affiliates including MC Group, formed to consider the transaction.
                                       6

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share data)
                                  (Unaudited)

     On November 25, 1996, pursuant to the Purchase Agreement, MC Group sold to PCT International (i) all of the outstanding shares of Flavors Common Stock and (ii) 23,156,502 VSRs for aggregate consideration of $297,300, consisting of $180,000 in cash, the assumption of approximately $110,100 of indebtedness of Mafco Worldwide and deferred cash payments from PCT of $7,200. The VSRs were subsequently distributed to PCT. Pursuant to the Purchase Agreement, PCT will be required to make deferred cash payments to MC Group of $3,700 on June 30, 1997 and $3,500 on December 31, 1997.

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

     The Company's VSR obligation incurred in connection with the Purchase Agreement will be accounted for at market value at the date of issuance and subsequently marked to the closing market price of the security at each financial statement date. As a result, income in future periods may be affected by any positive or negative mark to market adjustments.

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

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in millions, except share data)

Nine month period ended September 29, 1996 compared with the nine month period ended October 1, 1995

     Net sales in the first nine months of 1996 and 1995 were $230.4 and $195.3, respectively, an increase of $35.1 or 18.0%. The increase in net sales was primarily due to higher sales of cigars. Cigar sales increased primarily as a result of both a shift in sales mix to higher priced cigars and price increases on certain cigar brands and, to a lesser extent, an increase in cigar unit volume, particularly in the premium market.

     Cost of sales were $131.9 and $115.3 in the first nine months of 1996 and 1995, respectively, an increase of $16.6 or 14.4%. The increase in cost of sales in 1996 was due primarily to the increase in sales and increases in the costs of raw materials for cigars. As a percentage of sales, cost of sales improved to 57.2% in 1996 from 59.0% in 1995 primarily due to fixed manufacturing costs spread over increased production and an insurance recovery in 1996 related to damaged inventory of $0.5 above cost.

     SG&A expenses were $40.0 and $37.2 in the first nine months of 1996 and 1995, respectively. This increase was primarily due to increased compensation, marketing and selling expenses, partially offset by a bad debt recovery. As a percentage of net sales, SG&A expenses were 17.4% in the 1996 period and 19.0% in the 1995 period. The decrease was primarily due to SG&A expenses increasing at a lower rate relative to the increase in net sales.

     Interest expense was $19.3 and $20.4 in the first nine months of 1996 and 1995, respectively. The decrease was primarily due to a lower average amount of debt outstanding during 1996 as compared to 1995.

     Interest, investment and dividend income was $7.1 and $2.8 in 1996 and 1995, respectively. The increase primarily reflects interest income on invested cash acquired in connection with the C&F Merger and the Cigar IPO.

     Equity in earnings from continuing operations of PCT represents the Company's interest in the continuing operations of PCT Common Stock acquired in July 1995 and preferred dividends on the Company's investment in PCT Preferred Stock.

     The provision for income taxes as a percentage of income from continuing operations before income taxes was 33.8% and 31.4% in the first nine months of 1996 and 1995, respectively. The increase in the effective rate is due to an increase in income from U.S. operations which primarily relates to the gain on the Cigar IPO subject to state and federal income taxes during 1996 partially offset by a tax benefit associated with the Company's operations in Puerto Rico. In addition, the 1995 tax provision also reflects a tax benefit associated with the utilization of Consolidated Cigar's net operating loss carryforwards.

     Equity in discontinued operations of PCT, net of income taxes which reflect a dividend received deduction, represents the Company's interest in the discontinued operations of PCT, including the gain on sale of PCT's aerospace business in April 1996.

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in millions, except share data)

Financial Condition, Liquidity and Capital Resources

     The Company's net cash flows (used for) provided by operating activities were ($188.7) and $18.3 in the first nine months of 1996 and 1995, respectively. The decrease of $207.0 reflects a net increase in trading securities partially offset by higher net income, excluding the after tax effect of the gain on the Cigar IPO.

     Cash flows (used in) provided by investing activities were $(6.3) and $142.6 in the first nine months of 1996 and 1995, respectively. In 1996, these activities consist primarily of capital expenditures. Capital expenditures of $5.8 in 1996 primarily relate to investments in the Company's manufacturing facilities to meet increased demand for the Company's premium cigars. The Company is expanding its existing manufacturing facilities in the Dominican Republic and Honduras and is constructing, as part of a joint venture, new facilities in Jamaica. The Company currently expects that its facility expansion projects in the Dominican Republic and Honduras and the construction projects in Jamaica will be completed by the end of 1996. Capital expenditures for the remainder of 1996 are expected to be $1.5, including funding for the construction project. The capital expenditures in 1995 primarily relate to investments in manufacturing equipment and are part of the continual maintenance and upgrading of the Company's manufacturing facilities. The 1995 period consists primarily of cash acquired in the Abex merger partially offset by cash used to finance the purchase of PCT common stock.

     Cash flows provided by (used in) financing activities were $121.0 and $(71.0) in the first nine months of 1996 and 1995, respectively. Cash flows provided by financing activities in the first nine months of 1996 reflect the proceeds from the Cigar IPO partially offset by net repayments of borrowings. Cash flows used for financing activities in the first nine months of 1995 reflects the purchase of Company common stock and VSRs, dividends paid to Mafco Holdings, net repayments of borrowings and an increase in restricted deposits.

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

     On August 21, 1996, Cigar Holdings completed the Cigar IPO, in which it issued and sold 6,075,000 shares of its Class A Common Stock for $23.00 per share. The proceeds, net of underwriter's discount and related fees and expenses, of $127.8, were paid as a dividend to MC Group.

     Simultaneously with the Cigar IPO, each of Cigar Holdings' then outstanding shares of common stock were converted into 24,600 shares of the newly created Class B Common Stock which totaled 24,600,000 shares. In addition, Cigar Holdings issued the Cigar Note in an original principal amount of $70.0 to MC Group. The Cigar Note is payable in quarterly installments of $2.5, beginning March 31, 1997 with the final installment payable on December 31, 2003.

     On October 7, 1996, Mafco Worldwide entered into a joint venture agreement with a Chinese partner to produce tobacco flavoring in China. As part of this agreement, Mafco Worldwide will purchase one half of certain assets of Weihai Green Industry of Science and Technology for approximately $1.2.

     On October 23, 1996, MC Group entered into a Stock and VSR Purchase Agreement (the "Purchase Agreement"), dated as of October 23, 1996, with PCT and PCT International Holdings Inc., a Delaware corporation and wholly owned subsidiary of PCT ("Purchaser"), pursuant to which Purchaser agreed to purchase from MC Group (the "Acquisition"), and MC Group agreed to sell and issue to Purchaser, all the issued and outstanding shares (the "Shares") of capital stock of Flavors Holdings Inc., a Delaware corporation and wholly owned subsidiary of MC Group ("Flavors"), and 23,156,502 Value Support Rights (each a "VSR" and collectively, the "VSRs") issued pursuant to the Value Support Rights Agreement (the "VSR Agreement") entered into between MC Group and American Stock Transfer & Trust Company, as trustee. Flavors, through its wholly owned subsidiary Mafco Worldwide Corporation, operates MC Group's licorice extract and other flavoring agents manufacturing and distributing business. The agreement was unanimously approved by the Boards of Directors of MC Group and PCT and, in the case of PCT, upon the recommendation of a Special Committee of directors who are not officers or employees of PCT or its affiliates including MC Group, formed to consider the transaction.

     On November 25, 1996, pursuant to the Purchase Agreement, MC Group sold to PCT International (i) all of the outstanding shares of Flavors Common Stock and (ii) 23,156,502 VSRs for aggregate consideration of $297,300, consisting of $180,000 in cash, the assumption of approximately $110,100 of indebtedness of Mafco Worldwide and deferred cash payments from PCT of $7,200. The VSRs were subsequently distributed to PCT. Pursuant to the Purchase Agreement, PCT will be required to make deferred cash payments to MC Group of $3,700 on June 30, 1997 and $3,500 on December 31, 1997.


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


     The Company's VSR obligation incurred in connection with the Purchase Agreement will be accounted for at market value at the date of issuance and subsequently marked to the closing market price of the security at each financial statement date. As a result, income in future periods may be affected by any positive or negative mark to market adjustments.

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

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibit    Description

     10.1 Stock and VSR Purchase Agreement, dated as of October 23, 1996, by and between Mafco Consolidated Group Inc. and Power Control Technologies Inc. and PCT International Holdings Inc. (incorporated by reference to Exhibit 7 of the Mafco Consolidated Group Inc. Schedule 13D, dated October 25, 1996 filed with respect to Power Control Technologies Inc.)

     10.2 Form of Value Support Rights Agreement between Mafco Consolidated Group Inc. and American Stock Transfer & Trust Company, as the trustee (included as Exhibit A to the Stock and VSR Purchase Agreement incorporated by reference in Exhibit 10.1).

     27 Financial Data Schedule (incorporated by reference to the Mafco Consolidated Group Inc. Form 10-Q for the quarterly period ended October 1, 1996).

(b)  Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         MAFCO CONSOLIDATED GROUP INC.
                         -----------------------------
                                   (Registrant)

Date:  December 23, 1996     By:/s/Irwin Engelman
                                ------------------------------------
                             Irwin Engelman
                             Executive Vice President and
                             Chief Financial Officer

Date:  December 23, 1996     By:/s/Laurence Winoker
                                ------------------------------------
                             Laurence Winoker
                             Vice President and Controller
                             (Principal Accounting Officer)