Form 10-K
period 1996-12-31
MAFCO CONSOLIDATED GROUP INC
filed 1997-03-28
CIK 888676

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _________________ to__________________
Commission file number 1-11240

                         MAFCO CONSOLIDATED GROUP INC.
            (Exact name of registrant as specified in its charter)
DELAWARE                                                              02-042104
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              identification No.)

35 EAST 62ND STREET, NEW YORK, NY                                         10021
(Address of principal executive offices)                             (Zip code)

      Registrant's telephone number, including area code: (212) 572-8600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT.

                                                    NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                              ON WHICH REGISTERED
Common Stock, $.01 par value                       New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ [root] ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ [root] ]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 7, 1997 was $146,167,593.

         The number of shares of Common Stock outstanding as of March 7, 1997 were 23,237,340.


==============================================================================

                                    PART 1

ITEM 1. DESCRIPTION OF BUSINESS

                      BACKGROUND AND RECENT DEVELOPMENTS

         On June 15, 1995, as part of a series of transactions (collectively, the "Abex Transactions"), C&F Merger Inc. ("C&F"), a wholly owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings"), which then owned 100% of the outstanding capital stock of Consolidated Cigar Holdings Inc. ("Cigar Holdings") and Flavors Holdings Inc. ("Flavors Holdings"), merged (the "Merger") with and into Abex Inc. ("Abex"), with Abex being the surviving corporation in the Merger and being renamed Mafco Consolidated Group Inc. ("MC Group" or the "Company"). Prior to the Abex Transactions, Abex was engaged in an aerospace business through its then wholly owned subsidiary, Pneumo Abex Corporation ("Pneumo Abex"), a wholly owned subsidiary of Power Control Technologies Inc. ("PCT"). In connection with the Abex Transactions, (i) holders of Abex's common stock ("Abex Common Stock") and related rights to acquire Abex Common Stock received in exchange therefor, among other consideration, 20% of the common stock of the Company (the "Company Common Stock") and all of the outstanding shares of PCT's common stock ("PCT Common Stock"); (ii) Mafco Holdings, through its wholly owned subsidiary Mafco Consolidated Holdings Inc. ("Mafco Consolidated Holdings"), received 80% of the Company Common Stock; and (iii) the Company retained Series A 8% Convertible Redeemable Preferred Stock of PCT ("PCT Preferred Stock") (in each case, such percentages reflect the outstanding capital stock immediately following consummation of the Abex Transactions). In addition, as part of the Abex Transactions, the Company retained substantially all of Abex's consolidated assets and liabilities other than those principally related to PCT's aerospace business. Accordingly, as a result of the Abex Transactions, the Company acquired certain non-aerospace assets and assumed certain liabilities of Abex as well as acquired an interest in the PCT Preferred Stock. PCT, which became a separate publicly-traded company, continued to operate the aerospace business.

         Subsequently, and in a separate transaction, on July 17, 1995, the Company purchased 5,939,400 shares of PCT Common Stock (thereby increasing its beneficial ownership of PCT Common Stock to approximately 36%) and 1,484,850 shares of Company Common Stock from Libra Invest & Trade Ltd. ("Libra") for approximately $63.9 million in cash. In connection with such purchase, the Company entered into an agreement with PCT which, subject to certain exceptions, limits the Company's ability to dispose of its shares of PCT Common Stock for a period of three years.

         On April 15, 1996, PCT sold its aerospace operations, including substantially all of its assets, to Parker Hannifin Corporation ("Parker Hannifin") for an aggregate cash consideration of approximately $201.1 million before transaction costs.

         On August 21, 1996, Cigar Holdings completed an initial public offering (the "Cigar IPO") of 6,075,000 shares of its Class A common stock (the "Cigar Common Stock"). The net proceeds to Cigar Holdings from the Cigar IPO of approximately $127.8 million were paid as a dividend to the Company. As a result of the Cigar IPO, the Company beneficially owns 80.2% of the outstanding shares of capital stock of Cigar Holdings (representing approximately 97.6% of the combined voting power), which owns 100% of the outstanding shares of capital stock of Consolidated Cigar Corporation ("Consolidated Cigar"). In connection with the Cigar IPO, Cigar Holdings issued a promissory note in an original principal amount of $70 million to the Company.

         On March 26, 1997, Cigar Holdings completed a public offering (the "Cigar Secondary Offering") of 5,000,000 shares of the Cigar Common Stock at an offering price of $23.75 per share. All of the shares sold were owned by MC Group. In addition, the underwriters have been granted an overallotment option to purchase an additional 750,000 shares, which as of the date hereof has not been exercised.

         On November 25, 1996, the Company sold (the "Flavors Disposition") to a subsidiary of PCT (i) all of the outstanding shares of Flavors Holdings and
(ii) 23,156,502 Value Support Rights ("VSRs") for aggregate consideration of approximately $297.3 million, consisting of $180.0 million in cash, the assumption of approximately $110.1 million of indebtedness and deferred cash payments to the Company of $3.7 million payable on June 30, 1997 and $3.5 million payable on December 31, 1997. The VSRs were subsequently distributed to PCT shareholders, including 8,439,400 to MC Group due to its ownership of PCT Common Stock and PCT Preferred Stock.

         On February 20, 1997, Mafco Consolidated Holdings entered into an Agreement and Plan of Merger (the "1997 Merger Agreement") with MC Group and MCG Acquisition, Inc., a wholly owned subsidiary of Mafco Consolidated Holdings, whereby Mafco Consolidated Holdings will acquire the remaining 15% of MC Group Common Stock that it does not already own (the "1997 Merger"). Pursuant to the 1997 Merger Agreement, each outstanding share of Company Common Stock (other than shares held by Mafco Consolidated Holdings) will be converted into the right to receive $33.50 in cash, subject to upward adjustment (the "Merger Consideration"). Additionally, on February 20, 1997, in connection with the 1997 Merger Agreement, MC Group declared a special cash dividend of $10 per share, which was paid on March 14, 1997 to stockholders of record as of the close of business on March 10, 1997.

         The Merger Consideration shall be equal to the sum of (x) $33.50 plus
(y) an amount, if any (the "Additional Amount"), equal to the Excess (as defined below) multiplied by 79.7%. The Additional Amount shall be payable only if the average of the per share closing prices (the "Average") of Cigar Common Stock on the New York Stock Exchange for the ten trading days ending two trading days prior to the effectiveness of the Merger, exceeds $33.00 (the amount by which the Average exceeds $33.00, the "Excess"). MC Group stockholders will be entitled to receive the Merger Consideration in cash, without interest, upon surrender of the certificate formerly representing shares of Cigar Common Stock.

         The 1997 Merger Agreement has been unanimously approved by the Boards of Directors of each company and, in the case of MC Group, by a special committee of independent directors formed to consider the transaction. The consummation of the acquisition is subject to the approval of MC Group stockholders, the filing with and review by the Securities and Exchange Commission of an information statement to be sent to MC Group stockholders, and other customary conditions. Mafco Consolidated Holdings, which owns approximately 85% of the outstanding shares of MC Group common stock, has agreed to vote in favor of the transaction, which is expected to close during the second quarter of 1997.

                             BUSINESS OF MC GROUP

         The Company currently operates in one segment: manufacturing, distributing, and selling cigars in all sections of the industry. The Company also manufactures smoking tobaccos for sale under its own brand name, in bulk to tobacconists as well as private label brands for chain stores and wholesale distributors. Prior to the Flavors Disposition, the Company also produced licorice and other flavoring agents.


         The Company is the largest manufacturer and marketer of cigars sold in the United States in terms of dollar sales, with a 1996 market share of approximately 23% according to the Company's estimates. The Company markets its cigar products under a number of well-known brand names at all price levels and in all segments of the growing cigar market, including premium large cigars, mass market large cigars and mass market little cigars. The Company attributes its leading market position to the following competitive strengths: (i) well-known brand names, many of which are the leading brands in their category; (ii) broad range of product offerings within both the premium and mass market segments of the United States cigar market; (iii) commitment to and reputation for manufacturing quality cigars; (iv) marketing expertise and close attention to customer service; (v) efficient manufacturing operations; and (vi) an experienced management team. The Company is also a leading producer of pipe tobacco and is the largest supplier of private label and branded generic pipe tobacco to mass market retailers. In addition, the Company distributes a variety of pipe and cigar smokers' accessories.

         The Company's cigars and pipe tobacco products are marketed under a number of well-known brand names. The Company's premium cigars include the H. UPMANN, MONTECRISTO, DON DIEGO, TE-AMO, SANTA DAMIANA, ROYAL JAMAICA, PRIMO DEL REY and MONTECRUZ brands. The Company's mass market large cigars include the ANTONIO Y CLEOPATRA (also known as AYC), DUTCH MASTERS, EL PRODUCTO, MURIEL, BACKWOODS, SUPER VALUE and SUPRE SWEETS brands. The Company's mass market little cigars include the DUTCH TREATS, SUPER VALUE and SUPRE SWEETS brands. The Company's pipe tobacco products include the MIXTURE NO. 79 and CHINA BLACK brands.

         According to industry sources, the cigar industry experienced declining consumption between 1964 and 1993 at a compound annual unit rate of 3.6% (and, with respect to large cigar consumption, at a compound annual unit rate of 5.0%). The Company experienced similar trends in the unit volume of its cigars during such period. While the cigar industry has experienced significantly better trends in unit consumption since 1993 compared to this historical trend, there can be no assurance that the recent positive trends will continue or that the Company would be able to offset any future decline in consumption.

BUSINESS STRATEGY

         The Company's business strategy is to (i) capitalize on growth opportunities in the premium cigar market, (ii) expand mass market cigar and pipe tobacco products business, (iii) broaden mass market cigar distribution channels, (iv) improve manufacturing processes and raw material procurement and (v) pursue selectively strategic acquisitions. The Company's ability to implement its business strategy successfully will be dependent on business, financial and other factors beyond the Company's control, including, among others, prevailing changes in consumer preferences, access to sufficient quantities of raw materials, availability of trained laborers and changes in tobacco products regulation. There can be no assurance that the Company will continue to be successful in implementing its business strategy or that the Company's net sales, operating margin and net margin will continue to increase at rates similar to those experienced by the Company in 1996.

PRODUCTS

         The Company manufactures cigars in all subcategories and at all price levels. The Company also manufactures its own cigar boxes and man-made wrapper, filler and binder and little-cigar filters.

         Premium Cigars

         Premium cigars are generally hand made and primarily sell at retail price points above $1.00 per cigar. The Company's premium cigars are primarily long-filler, large cigars that have high quality natural leaf wrappers and binders. The Company uses tobaccos of the best grades for its premium cigars. Such tobaccos are combined according to brand-specified formulas to create the "filler" of each cigar. In order to make hand made cigars, "binder" tobacco is hand-wrapped around filler to create the "bunch" which is placed into a mold. Then, "wrapper" tobacco is hand-wrapped around the bunch, creating a premium cigar. In the Company's premium cigars, the wrapper, binder and filler are natural tobacco leaf.

         The Company's premium cigars include the well-known H. UPMANN, MONTECRISTO, DON DIEGO, TE-AMO, SANTA DAMIANA, ROYAL JAMAICA, PRIMO DEL REY and MONTECRUZ brands as well as other recognized brand names. The Company's premium cigars are manufactured in its Dominican Republic and Honduras facilities, except for TE-AMO, which is manufactured in Mexico and purchased from a third party.

         Mass Market Cigars

         Mass market cigars are machine made and generally have a retail price point of $1.00 or less per cigar. Mass market cigars use less expensive tobacco than premium cigars. The Company uses a variety of techniques and grades of tobacco to produce mass market cigars which compete at all the price points in the mass cigar market. Mass market cigars include large cigars (weighing three pounds per 1,000 cigars or more) and little cigars (weighing less than three pounds per 1,000 cigars).

         Mass market large cigars generally consist of filler tobacco that is wrapped first with a binder and then with a wrapper. The more expensive mass market large cigars combine natural leaf wrapper and man-made binder made from tobacco ingredients instead of natural binder, with filler threshed into short, uniform pieces. In less expensive mass market large cigars, man-made wrapper made primarily from tobacco ingredients replaces natural tobacco leaf. The Company adds flavors and/or plastic tips to certain of its popularly priced mass market large cigars. The Company's major mass market brands in the middle price range include ANTONIO Y CLEOPATRA, DUTCH MASTERS, EL PRODUCTO, BACKWOODS, SUPER VALUE and SUPRE SWEETS. The Company's MURIEL brand is in the less expensive range.

         Little cigars consist of filler tobacco wrapped only by a wrapper with a filter tip. Little cigars are made on a high-speed machine with man-made wrapper made from tobacco ingredients and no binder. Little cigars are flavored and produced with a filter. Generally, little cigars are the lowest priced segment of the mass market category. The Company's little cigar brands include DUTCH TREATS, SUPER VALUE and SUPRE SWEETS.

         Pipe Tobacco and Accessories

         In addition to its cigars, the Company manufactures pipe tobaccos for sale under its own brand names, such as MIXTURE NO. 79 and CHINA BLACK, and for sale in bulk to tobacconists, as well as private label brands for chain stores and wholesale distributors. The Company also distributes smokers' accessories, such as lighters, tobacco pouches, pipe cleaners and cigar cutters. Net sales attributable to the distribution of such accessories was not material to the Company's results of operations in fiscal 1996 and 1995.

         The Company uses tobaccos of various types, grades, countries of origin and crop years for its pipe tobacco, which are moisturized with steam and then blended according to specific formulas ("primary blends"). The primary blends are "cased" (sprayed or dipped) in liquids containing water, humectant, sugars, licorice, cocoa, fruit juices or other flavorings in order to keep the tobacco in pliable condition and to enhance its aroma and taste. The cased tobaccos are cut and dried and then held in bins to allow the casing and moisture to be distributed uniformly throughout the tobacco. Thereafter, the tobacco blends are flavored with natural and artificial flavors, herbs or spices, and blends are held for a short period of time prior to packaging into pouches, bags, cans or other selling containers.

         Specialty and Other Products

         The Company's other products include various tobacco and non-tobacco related products manufactured by the Company in order to utilize excess manufacturing capacity at certain of its facilities and improve overall efficiency.

BACKORDERS

         The increased demand for cigars, especially premium cigars, has caused the Company's back orders of premium cigars to increase from 3.2 million cigars at December 31, 1994 to 4.3 million cigars at December 31, 1995, and to further increase to 37.0 million cigars at December 31, 1996. Although the demand for premium cigars has continued to increase, the substantial increase in backorders of premium cigars experienced by the Company in 1996 was due, at least in part, to the practice by customers of submitting orders well in excess of required quantities in an attempt to ensure a larger allocation of the Company's premium cigar production. As such, the increase in backorders does not accurately reflect the demand for the Company's premium cigars. Beginning in 1997, the Company established new ordering policies to reduce backorders. The Company no longer accepts orders from its largest customers for premium cigars, but instead allocates to each of them a portion of its production. As a result of such new ordering policies, the amount of future backorders will not be comparable to those previously experienced by the Company. The Company's ability to increase its production of premium cigars and decrease its backorders is, however, constrained by a shortage of experienced skilled laborers. Although the Company is hiring and training new rollers and bunchers, the training process averages up to one year and not all trainees are able to successfully complete the Company's training program. The Company is building additional plant capacity to meet future growth in demand for its premium cigars. Although the Company believes that these measures will enable it to increase its production of premium cigars, there can be no assurance that the Company will be able to meet any future level of demand for its premium cigars. There can be no assurance, however, that demand for the Company's premium cigars will continue to grow in the future.

         The Company's ability to manufacture premium and mass market cigars may also be constrained by the ability of tobacco growers and suppliers to meet the Company's demands for its raw materials in a timely manner. Tobacco, as a crop that is harvested annually, restricts the ability of tobacco growers to adjust acreage grown in any given year to meet changes in market demands. In addition, increases in acreage of tobacco grown requires significant capital, which growers may be unable or unwilling to invest. If the rate of escalation in consumption of cigars and other tobacco products continues, but the supply of tobacco remains constant or increases at a lower rate than demand, the Company's ability to increase its production of cigars, and thereby reduce its backorders, could be inhibited.

SALES AND MARKETING

         The Company sells its cigar and pipe tobacco products throughout the United States to over 2,500 customers, consisting of wholesale distributors, direct buying chains, including drug store chains and mass market retailers, and tobacconists. The Company employs a full-time in-house sales organization to develop and service its sales to wholesalers, distributors, direct buying chains and tobacconists. The Company's sales force is organized into two sales units: a mass market division and a premium division. The Company believes that the organization of its sales force into two divisions positions it to maintain a high degree of focus on each of its principal product categories. The mass market sales force calls on distributors and retail and chain store accounts, including Kmart, Wal-Mart, Eckerd Drug Stores, CVS stores and Thrifty Drug Stores, across the United States. Approximately 88% of the Company's mass market cigar products are sold through wholesale distributors while approximately 12% are sold to direct buying chains or independent retailers that warehouse for themselves. The premium cigar sales force calls directly on tobacconists and distributors. The Company's sales force operates regionally and locally from home and car, maintaining close familiarity with local customers. Most salespeople maintain a small stock of inventory which is used primarily to replace local distributors' old or damaged products and to display new product introductions or promotions.

         The Company supplies cigar merchandising fixtures to retailers at no cost and believes that it is the primary supplier of such fixtures to the United States retail trade. These fixtures help to maintain an attractive product display and to increase shelf space available for the Company's products.

         For the year ended December 31, 1996, the Company had more than 2,500 customers, the top five of which accounted for approximately 22% of annual sales with the largest customer accounting for approximately 6%. The Company believes that the loss of any one customer would not be material to the Company's business. The Company maintains no long-term contracts for the sale of its merchandise.

         The Company advertises its mass market cigar products primarily through coupons and other promotions distributed at point of sale and through direct mail. The Company advertises its premium cigar products in magazines, such as Cigar Aficionado, Playboy and The New York Times Sunday Magazine, as well as in newspapers and on radio. In order to strengthen and broaden further the brand recognition of its premium cigars and to maximize the business opportunities created by the resurgence in popularity of and increased demand for premium cigars, the Company has increased its marketing and advertising expenditures in connection with its existing premium cigar brands. The increased advertising and marketing expenditures are being used to support new product introductions and increase awareness and recognition of the Company's premium brands.

         Sales of the Company's cigar products outside of the United States are currently not material, although the Company has begun to strengthen its presence in the international market for premium and mass market cigars, particularly in Europe, the Middle East, Latin America and Asia, by increasing management's focus on the Company's direct export business. The Company has hired an experienced international marketing manager to concentrate on foreign sales and promotions and currently has a total of 47 agents and distributors in Europe, the Middle East, Latin America and Asia. See Note 15 of Notes to Consolidated Financial Statements.

TRADEMARKS

         Trademarks and brand name recognition are important to the Company's business. The Company generally owns the trademarks under which its products are sold. The Company has registered its trademarks in the United States and many other countries and will continue to do so as new trademarks are developed or acquired. The Company does not hold or own the right to use certain of its well-known trademarks and brand names in certain foreign markets. The Company's ability to expand into such markets by capitalizing on the strength of its brand names in the United States may be limited by its right to use or acquire such brand names in those foreign markets.

         Unless otherwise indicated, the Company owns the trademarks listed below:

                           PREMIUM CIGAR TRADEMARKS

        Cabanas                  Henry Clay                 Primo Del Rey
       Don Diego               Las Cabrillas                Santa Damiana
       Don Marcos                Malaguena                   Santa Ynez
       Don Miguel              Montecristo(a)                Super Value
    Flor de Canarias             Montecruz                     Te-Amo
      H. Upmann(a)            Por Larranaga(a)              Wonder Blend

                         MASS MARKET CIGAR TRADEMARKS

  Antonio y Cleopatra           El Producto                    Roi-Tan
      Backwoods                  Harvester                   Super Value
    Ben Franklin                 Headline                    Supre Sweets
    Dutch Masters                La Corona                   Wonder Blend
    Dutch Treats                  Muriel

                            PIPE TOBACCO TRADEMARKS

    China Black               Mixture No. 79              Three Star Royal
   Dutch Masters               Super Value                  Wonder Blend
     Kriswill

----------------
(a) Trademark is owned by Cuban Cigar Brands, N.V., a 51% owned subsidiary of the Company.

         While the Company does not believe that any single trademark is material to the vitality of its business, it believes that its trademarks taken as a whole are material to its business. Accordingly, the Company has taken, and will continue to take, action to protect its interests in all such trademarks.

RAW MATERIALS

         The Company has developed and is developing long-term relationships with tobacco suppliers and is expanding its commercial and technical ties with local growers to secure a variety of sources for raw materials, ensure the quality of its raw materials and maximize cost savings.

         The Company buys tobacco directly from a large number of suppliers in Brazil, Cameroon, the Central African Republic, Costa Rica, Germany, Italy, the Dominican Republic, Paraguay, the Philippines, Indonesia, the United States, Ecuador, Honduras, Mexico and other countries and does not believe that it is dependent on any single source for tobacco. The Company has recently experienced shortages in certain types of its natural wrapper and premium cigar tobaccos due to the increase in demand for high quality natural wrapped cigars. These shortages have caused the price of natural wrapper and premium cigar tobaccos to increase. To date, these shortages of tobacco have not materially adversely affected cigar manufacturing or the Company's profitability, but could if the Company is unable to purchase additional quantities of certain tobaccos in the future or is unable to pass increases for such raw materials onto its customers.

         In addition, the Company purchases packaging materials from multiple suppliers predominantly in the United States. No single supplier accounts for 10% or more of the Company's raw materials.

COMPETITION

         The Company is the largest manufacturer and marketer of cigars in the United States in terms of dollar sales and believes that it is the only participant in the cigar industry that is a major competitor in all subcategories of cigars at all price levels. The other three significant competitors in the cigar market in terms of 1996 market share, in order of size, are Swisher International Group Inc., General Cigar Co. Inc., a division of Culbro Corporation during 1996 and Havatampa/Phillies Cigar Corporation, a privately held corporation. In addition, Tobacco Exporters International Limited (a subsidiary of Rothmans International) is a significant competitor in the little cigar market. The Company believes that its leading market position in the cigar industry is due to its strong, well-known brand names, broad range of product offerings within both the mass market and premium segments of the United States cigar market, commitment to and reputation for manufacturing quality cigars, marketing expertise, close attention to customer service, efficient manufacturing operations and an experienced management team. If and when normalization of relations between the United States and Cuba occurs, the entry of Cuban premium cigars into the United States market could increase competition in the Company's core premium cigar market.

         Through its Allied Tobacco Division in Richmond, Virginia, the Company competes in all areas of the U.S. pipe tobacco business including branded, private label and bulk tobacco. The Company believes it is the fourth largest manufacturer in the U.S. of pipe tobacco, in terms of dollar sales, and its largest competitors in order of size are Lane Limited, John Middleton Inc. and UST Inc.

THE TOBACCO INDUSTRY

         Regulation

         Cigar manufacturers, like other producers of tobacco products, are subject to regulation in the United States at federal, state and local levels. Together with changing public attitudes towards smoking, a constant expansion of smoking regulations since the early 1970's has been a major cause of the overall decline in consumption of tobacco products. Moreover, the trend is toward increasing regulation of the tobacco industry.

         Federal law has required health warnings on cigarettes since 1965 and has recently required states, in order to receive full funding for federal substance abuse block grants, to establish a minimum age of 18 years for the sale of tobacco products together with an appropriate enforcement program. In recent years, a variety of bills relating to tobacco issues have been introduced in the Congress of the United States, including bills that would have (i) prohibited the advertising and promotion of all tobacco products and/or restricted or eliminated the deductibility of such advertising expenses; (ii) increased labeling requirements on tobacco products to include, among other things, addiction warnings and lists of additives and toxins;
(iii) modified federal preemption of state laws to allow state courts to hold tobacco manufacturers liable under common law or state statutes; (iv) shifted regulatory control of tobacco products and advertisements from the Federal Trade Commission to the Food and Drug Administration (the "FDA"); (v) increased tobacco excise taxes; and required tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases. Hearings have been held on certain of these proposals; however, to date, none of such proposals have been passed by Congress. Future enactment of such proposals or similar bills may have an adverse effect on the sales or operations of the Company. In addition, various federal agencies, including the FDA, have recently proposed to regulate the tobacco industry.

         In addition, the majority of states restrict or prohibit smoking in certain public places and restrict the sale of tobacco products to minors. Local legislative and regulatory bodies have also increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas or by requiring designated "smoking" areas. In a few states, legislation has been introduced, but has not yet passed, which would require all little cigars sold in those states to be "fire-safe" (i.e., cigars which extinguish themselves if not continuously smoked). Passage of this type of legislation could have a material adverse effect on the Company's little cigar sales because of the technological difficulties in complying with such legislation. The Company does not expect the passage of any such legislation to have a material adverse effect on the Company's business or results of operations taken as a whole. There is currently an effort by the U.S. Consumer Product Safety Commission to establish such standards for cigarettes. The enabling legislation, as originally proposed, included little cigars; however, little cigars were deleted due to the lack of information on fires caused by these products.

         Increased cigar consumption and the publicity such increase has received may increase the risk of additional regulation of tobacco products or of cigars. Consideration at both the federal and state level also has been given to the consequences of tobacco smoke on others who are not currently smoking (so called "second-hand" smoke). There can be no assurance that regulation relating to second-hand smoke will not be adopted or that such regulation or related litigation would not have a material adverse effect on the Company's results of operations or financial condition.

         Although federal law has required health warnings on cigarettes since 1965, there is no federal law requiring that cigars or pipe tobacco carry such warnings. However, California requires "clear and reasonable" warnings to consumers who are exposed to chemicals known to the state to cause cancer or reproductive toxicity, including tobacco smoke and several of its constituent chemicals. Violations of this law, known as Proposition 65, can result in a civil penalty not to exceed $2,500 per day for each violation. Although similar legislation has been introduced in other states, no action has been taken.

         During 1988, the Company and 25 manufacturers of tobacco products entered into a settlement of legal proceedings filed against them pursuant to Proposition 65. Under the terms of the settlement, the Company and such other defendants agreed to label retail packages or containers of cigars, pipe tobaccos and other smoking tobaccos other than cigarettes manufactured or imported for sale in California with a specified warning label. To guarantee compliance with the California requirements, to eliminate errors in distribution and to maintain the efficiencies of the manufacturing process, the Company and most of its competitors have begun using the label on all of their tobacco products shipped to customers in all states, except for a few premium cigar customers.

         Massachusetts recently enacted legislation requiring manufacturers of cigarettes, chewing tobacco and snuff to provide the state annually with a list of the additives (in descending order of weight) and the nicotine yield ratings of each brand they produce, which information will, subject to certain conditions, be made publicly available. In addition, various legislative proposals have been introduced in Massachusetts that would extend such reporting requirement to cigar manufacturers and that would require health warnings on cigars. Similar legislation has been introduced in other states.

         The U.S. Environmental Protection Agency (the "EPA") published a report in January 1993 with respect to the respiratory health effects of passive smoking, which concluded that widespread exposure to environmental tobacco smoke presents a serious and substantial public health concern. In June 1993, Philip Morris Companies Inc. and five other representatives of the tobacco manufacturing and distribution industries filed suit against the EPA seeking a declaration that the EPA does not have the statutory authority to regulate environmental tobacco smoke, and that, in view of the available scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's final risk assessment was arbitrary and capricious. The court ruled in May 1995 that plaintiffs have standing to pursue this action. Whatever the outcome of this litigation, issuance of the report, which is based primarily on studies of passive cigarette smokers, may lead to further legislation designed to protect non-smokers.

         In February 1994, the FDA, in a letter to an anti-smoking group, claimed that it may be possible for the FDA to regulate cigarettes under the drug provisions of the Food, Drug, and Cosmetic Act (the "FDC Act"). The FDA's claim is based upon allegations that manufacturers may intend that their products contain nicotine to satisfy an alleged addiction on the part of some of their customers. The letter indicated that regulation of cigarettes under the FDC Act could ultimately result in the removal from the market of products containing nicotine at levels that cause or satisfy addiction. In March 1994, the FDA began investigating whether cigarettes should be regulated as a drug. In July 1995, the FDA announced that it has concluded for the first time that nicotine is a drug that should be regulated and proposed to regulate smokeless tobacco and cigarettes. The FDA recently adopted final regulations relating to the marketing, promotion and advertisement of smokeless tobacco and cigarettes. Although the FDA's definition of cigarettes originally included little cigars, little cigars were excluded from the final regulations. These regulations are currently being challenged in the United States District Court for the Eastern District of North Carolina and the United States District Court for the Southern District of New York. While the Company is unable to predict the effect of these regulations on its business, these and other regulations promulgated by the FDA in the future could have a material adverse effect on the operations of the Company.

         Litigation

         Historically, the cigar industry has not experienced material health-related litigation and, to date, the Company has not been the subject of any material health-related litigation. However, the cigarette and smokeless tobacco industries have experienced and are experiencing significant health-related litigation involving tobacco and health issues.

         Litigation against the cigarette industry has historically been brought by individual cigarette smokers. In 1992, the United States Supreme Court in Cippollone v. Liggett Group, Inc. ruled that federal legislation relating to cigarette labeling requirements preempts claims based on failure to warn consumers about the health hazards of cigarette smoking, but does not preempt claims based on express warranty, misrepresentation, fraud or conspiracy. To date, individual cigarette smokers' claims against the cigarette industry have been generally unsuccessful; however, on August 9, 1996, a Florida jury in Carter v. Brown & Williamson Tobacco Corporation determined that a cigarette manufacturer was negligent in the production and sale of its cigarettes and sold a product that was unreasonably dangerous and defective, awarding the plaintiffs a total of $750,000 in compensatory damages. The verdict is on appeal.

         Current tobacco litigation generally falls within one of three categories: class actions, individual actions (which have been filed mainly in the State of Florida), or actions brought by individual states or localities to recover Medicaid costs allegedly attributable to tobacco-related illnesses. The pending actions allege a broad range of injuries resulting from the use of tobacco products or exposure to tobacco smoke and seek various remedies, including compensatory and, in some cases, punitive damages together with certain types of equitable relief such as the establishment of medical monitoring funds and restitution. The major tobacco companies are vigorously defending these actions, including by challenging the authority of state attorneys general to bring Medicaid actions attributable to tobacco-related illnesses and, in some states, bringing preemptive lawsuits to enjoin the state attorneys general from instituting litigation.

         The recent increase in the sales of cigars and the publicity such increase has received may have the effect of increasing the probability of legal claims. Also, a recent study published in the journal Science reported that a chemical found in tobacco smoke has been found to cause genetic damage in lung cells that is identical to damage observed in many malignant tumors of the lung and, thereby, directly links lung cancer to smoking. This study could affect pending and future tobacco regulation or litigation.

         In May 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco, et al. reversed a Louisiana district court's certification of a nationwide class consisting essentially of nicotine dependent cigarette smokers. Notwithstanding the dismissal, new class actions asserting claims similar to those in Castano have recently been filed in certain states. To date, two pending class actions against major cigarette manufacturers have been certified. The first case is limited to Florida citizens allegedly injured by their addiction to cigarettes; the other is limited to flight attendants allegedly injured through exposure to secondhand smoke.

         There can be no assurance that there will not be an increase in health-related litigation involving tobacco and health issues against the cigarette industry or similar litigation in the future against cigar manufacturers. The costs to the Company of defending prolonged litigation and any settlement or successful prosecution of any material health-related litigation against manufacturers of cigars, cigarettes or smokeless tobacco or suppliers to the tobacco industry could have a material adverse effect on the Company's business.

         Excise Taxes

         Cigars and pipe tobacco have long been subject to federal, state and local excise taxes, and such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives.

         From 1977 until December 31, 1990, cigars were subject to a federal excise tax of 8.5% of wholesale list price, capped at $20.00 per thousand cigars. Effective January 1, 1991, the federal excise tax rate on large cigars (weighing more than three pounds per thousand cigars) increased to 10.625%, capped at $25.00 per thousand cigars, and increased to 12.75%, capped at $30.00 per thousand cigars, effective January 1, 1993. However, the base on which the federal excise tax is calculated was lowered effective January 1, 1991 to the manufacturer's selling price, net of the federal excise tax and certain other exclusions. In addition, the federal excise tax on pipe tobacco increased from $0.45 per pound to $0.5625 per pound effective January 1, 1991. The excise tax on pipe tobacco increased effective January 1, 1993, to $0.675 per pound. The federal excise tax on little cigars (weighing less than three pounds per thousand cigars) increased from $0.75 per thousand cigars to $0.9375 per thousand cigars effective January 1, 1991. The excise tax on little cigars increased to $1.125 per thousand cigars effective January 1, 1993. The increase in the federal excise tax rate in 1991 and again in 1993 did not have a material adverse effect on the Company's product sales.

         In the past, there have been various proposals by the federal government to fund legislative initiatives through increases in federal excise taxes on tobacco products. In 1993, the Clinton Administration proposed a significant increase in excise taxes on cigars, pipe tobacco, cigarettes and other tobacco products to fund the Clinton Administration's health care reform program. The Company believes that the volume of cigars and pipe tobacco sold would have been dramatically reduced if excise taxes were enacted as originally proposed as part of the Clinton Administration's health care reform program. Future enactment of significant increases in excise taxes, such as those initially proposed by the Clinton Administration or other proposals not linked specifically to health care reform, would have a material adverse effect on the business of the Company. The Company is unable to predict the likelihood of the passage or the enactment of future increases in tobacco excise taxes.

         Tobacco products are also subject to certain state and local taxes. Deficit concerns at the state level continue to exert pressure to increase tobacco taxes. Since 1964, the number of states that tax cigars has risen from six to forty-one. Since 1988, the following eleven states have enacted excise taxes on cigars, where no prior tax had been in effect: California, Connecticut, New Jersey, New York, North Carolina, Ohio, South Dakota, Rhode Island, Illinois, Missouri and Michigan. State excise taxes generally range from 2% to 75% of the wholesale purchase price. In addition, the following nine states have increased existing taxes on large cigars since 1988: Arizona, Arkansas, Idaho, Iowa, Maine, New York, North Dakota, Vermont and Washington. The following five states tax little cigars at the same rates as cigarettes:
California, Connecticut, Iowa, Oregon and Tennessee. Except for Tennessee, all of these states have increased their cigarette taxes since 1988.

         State cigar excise taxes are not subject to caps similar to the federal cigar excise tax. From time to time, the imposition of state and local taxes has had some impact on sales regionally. The enactment of new state excise taxes and the increase in existing state excise taxes are likely to have an adverse effect on regional sales as cigar consumption generally declines, which in turn is likely to have an adverse effect on the Company's results of operations. The Company is unable to predict the materiality or likelihood of the enactment of new state excise taxes or the increase in existing state excise taxes and, therefore, is unable to predict the extent of any adverse effect on the Company's business or results of operations that may result from the imposition of such taxes.

EMPLOYEES

         The Company employs approximately 4,800 persons. The Company believes that its relations with its employees are satisfactory. Union contracts, expiring at various dates, cover salesmen in New York and hourly employees in McAdoo, Pennsylvania and Richmond, Virginia. The McAdoo agreement with the Teamsters Local 401 expires in December 1998 and the Richmond agreement with the Warehouse Employees Local 322 expires in January 1999. The Company has experienced no work stoppages due to labor problems in the last ten years.

SEASONALITY

         The Company's business is generally non-seasonal. However, slight increases in cigar unit volume are experienced prior to Father's Day and the Christmas season.

CONTINGENT AND OTHER LIABILITIES RELATING TO ABEX'S PREDECESSOR BUSINESSES

         In connection with the Abex Transactions, the Company entered into a transfer agreement (the "Transfer Agreement"), which allocated assets and liabilities, along with responsibility for various matters, between the Company and PCT. Pursuant to the Transfer Agreement, the Company assumed and agreed to indemnify PCT against, or to manage on PCT's behalf, all liabilities not relating to Abex's then existing aerospace business, including various contingent and other liabilities as set forth below. PCT assumed, and indemnified the Company against, all liabilities of the aerospace business and certain other liabilities. A discussion of the material liabilities for which PCT has agreed to indemnify the Company is set forth below. The Company has also assumed responsibility for various other matters relating to businesses formerly conducted by Abex or its predecessors.

         Environmental Matters

         Certain of Abex's former subsidiaries have been named as parties in several governmental enforcement and private actions seeking cleanup costs and/or damages for personal injury or property damage under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and related federal and state laws. In addition, certain of these subsidiaries have been identified by governmental authorities as being potentially responsible for cleanup costs and/or natural resource damages or have received inquiries from governmental authorities regarding their possible involvement with hazardous waste sites. One such site in Portsmouth, Virginia, which was formerly operated by Abex and a portion of which is owned by the Company, has been placed on the National Priorities List under CERCLA. The potential costs related to such matters and the possible impact thereof on future operations are uncertain due to, among other factors, the following: uncertainty regarding the extent of prior pollution; the complexity of laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; and the questionable and varying degrees of responsibility and/or involvement by Abex subsidiaries.

         Under applicable state and federal law, including CERCLA, each potentially responsible party ("PRP") can be held jointly and severally liable for all cleanup and related costs at each site. For the reasons noted above, it is impossible to predict the extent to which remediation will be required at a particular site and the ultimate cost thereof. Based upon its present knowledge of the sites at which Pneumo Abex has been named as a PRP, the Company estimates that the total cost of investigation and remediation at all sites, to all identified PRPs, could exceed $200 million. Based upon the Company's experience and its knowledge of the relative contribution of the various parties at the sites, Pneumo Abex's share of liability at most sites is expected to be minimal. With respect to the Portsmouth site, Pneumo Abex has entered into a Consent Decree in which the EPA has required that financial responsibility in the amount of $20 million be established as evidence of Pneumo Abex's financial capability of undertaking the remedial work. As discussed below, the Company is indemnified by Whitman Corporation ("Whitman") for the costs of establishing and maintaining letters of credit that establish such financial responsibility. Whitman also is required to indemnify the Company for the cleanup costs at such site.

         Pursuant to the Transfer Agreement, the Company agreed to indemnify PCT, to the extent not paid by third party indemnitors or insurers, with respect to all environmental matters associated with Abex's former operations other than the operations relating to PCT's aerospace business which were recently sold to Parker Hannifin. The Company believes that existing insurance coverage is sufficient to reimburse the Company for all material environmental expenditures. Moreover, pursuant to a stock purchase agreement, dated April 28, 1988, as amended, between Pneumo Abex and Whitman and related settlement agreement, dated September 23, 1991, between Pneumo Abex and Whitman (collectively, the "Whitman Agreements"), Whitman is obligated to indemnify Pneumo Abex for costs, expenses and liabilities relating to environmental and natural resource matters to the extent attributable to the operation of the businesses acquired from Whitman prior to their acquisition in 1988, subject to certain conditions and limitations principally relating to compliance with notice, cooperation and other procedural requirements. Generally, known and unknown liabilities arising after the 1988 Whitman acquisition are the responsibility of PCT or the Company. Nothing has come to the attention of the Company, however, that would indicate that post-1988 activities may give rise to a material environmental liability for the Company. Whitman is generally discharging the indemnified liabilities in the ordinary course. Whitman is actively managing a significant number of indemnified matters, including the potential cleanup of the Portsmouth, Virginia site, and the Company's involvement varies and is limited for those matters being managed by Whitman. The Company's obligations pursuant to the Transfer Agreement are also limited by the presence of other third party indemnitors, including FMC Corporation, Wagner Electric Corporation and BF Goodrich Company, each of which purchased assets and businesses of Pneumo Abex and agreed to indemnify Pneumo Abex for any liabilities arising out of their operations subsequent to the date of closing each respective transaction. No material claim has been made or is currently contemplated under these indemnities.

         In addition to the remedial action costs for the Portsmouth, Virginia site, as to which Whitman has acknowledged its indemnification responsibilities, there are approximately 33 tort claims pending against Pneumo Abex alleging exposure to lead dust from the Portsmouth site. Whitman has agreed to fund 50% of the defense costs and has reserved its rights on any obligation to indemnify Pneumo Abex in the event of an adverse outcome. These cases are in the preliminary stages of discovery. The Company does not believe that Pneumo Abex's activities at the Portsmouth site resulted in any lead-based injury to the plaintiffs because of, among other things, the low average lead levels of the plaintiffs and the existence of alternate lead sources. The Company's belief is based on the facts contained in the official record of the historical uses of and activities at and around the Portsmouth site and the medical and personal histories of the plaintiffs. The Company is defending these cases vigorously. Based upon currently available information, including the public record and the information described above, the Company believes that the resolution of these matters will not have a material adverse effect on the Company's financial condition.

         Based upon the Company's experience to date (including the existence of the indemnification arrangements referred to above), the cost of compliance with environmental laws is not expected to have a material adverse effect on the Company's earnings, liquidity or competitive position. However, future events, such as changes in existing laws or enforcement policies, may give rise to additional compliance and/or other costs which could have a material adverse effect on the Company's financial condition or results of operations.

         The Company has not recognized any liability in its financial statements for environmental matters occurring prior to the 1988 Whitman acquisition which are covered by Whitman's indemnification obligations under the Whitman Agreements. Management of the Company considers these obligations to be Whitman's and monitors the financial position of Whitman to determine the level of uncertainty associated with Whitman's ability to satisfy its obligations. Based upon Whitman's active management of indemnifiable matters, its discharging of the related liabilities when required, and its financial position based upon publicly filed financial statements, the Company believes that the likelihood of Whitman failing to satisfy its obligations is remote.

         Asbestos Matters Relating to the Former Friction Materials Business

         A predecessor of Pneumo Abex has been named as a defendant in personal injury lawsuits claiming damages relating to asbestos-containing friction products formerly manufactured by such predecessor. The predecessor, which discontinued the manufacture and sale of asbestos-containing friction products in the United States in 1987, has never been found liable in any such case. As of January 31, 1997, Pneumo Abex or the predecessor had been named as a defendant in approximately 50,000 pending claims, typically with 10 to 30 or more co-defendants.

         Pursuant to the Whitman Agreements, Whitman has retained ultimate responsibility for all asbestos-related claims made through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its friction products division (the "Friction Products Sale"), a subsidiary of Cooper Industries, Inc. ("Cooper") assumed responsibility for substantially all of the asbestos-related claims made after August 1998 and therefore such claims are not subject to the Whitman indemnity. Pneumo Abex maintained products liability insurance covering substantially all of the period during which asbestos-containing products were manufactured and both the Company and Whitman have the benefit of such insurance. Pursuant to court rulings and interim agreements reached with certain insurance carriers, Pneumo Abex is being reimbursed for approximately 90% of the aggregate defense and settlement costs associated with such claims, and continues to seek recovery of the remaining amount of unreimbursed costs from its carriers in an ongoing insurance coverage litigation commenced by Pneumo Abex in 1982. As of December 31, 1996, the Company had approximately $8.8 million in unreimbursed defense and settlement costs pending receipt from the insurance carriers or Whitman.

         The Company is unable to predict the amount of future defense and settlement costs associated with asbestos litigation, but consistent with Abex's historical treatment, the Company has not recognized any liability in its financial statements for asbestos-related claims as substantially all of these costs are expected to be insured and, to the extent not insured entirely, are covered by Whitman's indemnifications under the Whitman Agreements or by Cooper.

         Although PCT retains ultimate responsibility and indemnifies the Company for such matters under the Transfer Agreement, the Company undertakes administrative and funding obligations with respect to such matters, including as to such unreimbursed defense and settlement costs, subject to certain termination events as described below. PCT's obligation to make reimbursement for the amounts so funded will be limited to amounts received by PCT under related indemnification and insurance agreements. The Company's administrative and funding obligations would be terminated in the case of a bankruptcy of Pneumo Abex or PCT or, following an exhaustion of available insurance, either a bankruptcy of Whitman or Cooper or the failure of Whitman or Cooper to make required indemnification payments other than for reasons primarily caused by actions or inactions taken by the Company.

         Based upon the Company's experience to date (including the court rulings and interim agreements relating to its insurers described above and the existence of the indemnification arrangements with Whitman and Cooper), the Company believes that aggregate past and future unreimbursed costs associated with asbestos-related claims arising out of the former friction products business, including future defense and settlement costs, will not have a material adverse effect on the Company's financial condition or results of operations. As discussed in "--Environmental Matters" above, the Company monitors Whitman's financial position and believes that the likelihood of Whitman failing to satisfy its obligations is remote. A substantial failure of Pneumo Abex's insurance and the indemnification arrangements with Whitman or Cooper, however, could have a material adverse effect on the Company.

         Tax Matters

         In connection with the Abex Transactions, the Company entered into a tax sharing agreement with PCT, pursuant to which the Company has agreed to indemnify PCT with respect to all taxes applicable to periods prior to June 15, 1995 except for foreign taxes related to PCT's aerospace business.

         In connection with the July 16, 1992 distribution (the "1992 Distribution") of Abex, the predecessor of the Company, to the stockholders of its prior parent, The Henley Group, Inc. ("Henley"), Abex entered into a tax sharing agreement with Henley in which Abex indemnified Henley for tax liabilities resulting from certain adjustments to the tax liabilities of Abex entities and for certain tax liabilities of a prior affiliated company, Wheelabrator Technologies Inc. for the period from May 26, 1986 through December 31, 1988. All federal tax liabilities related to this period were settled prior to 1995; however, certain state tax liabilities of approximately $7 million, which is an obligation of the Company, remained open as of December 31, 1996.

         Abex had been included in the consolidated federal income tax return of Henley for 1990 and 1991. The Internal Revenue Service has asserted deficiencies against Henley for these periods of approximately $23 million, plus interest. Koll Real Estate Group, Inc. ("Koll"), as the parent of Henley, has indicated that it will vigorously contest the deficiencies through the administrative appeals process as well as in court and that a final conclusion to this matter could take several years. In any event, the adjustments creating these deficiencies do not relate to Abex entities and are therefore not liabilities of the Company as successor to Abex under the tax sharing agreement. However, if Henley or Koll were unable to pay any deficiency remaining after the review process, then the Internal Revenue Service, in accordance with Treasury Regulation 1.1502-06, could seek payment from any of the other entities that were included in the federal consolidated return of Henley for 1990 and 1991, including the Company as successor to Abex.

         While the Company expects that Koll will discharge its ultimate tax obligations, the Company is aware that Koll has a history of operating losses and retained deficits. Thus, there can be no assurance that Koll will have the financial ability to discharge such obligations. In addition, Koll has announced that it is soliciting consents from its debtholders for a financial restructuring, but the Company is presently unable to determine the effect, if any, of a financial restructuring on the ability of Koll to pay any remaining deficiency.

         Management believes that reserves as of December 31, 1996 are adequate for all indemnifications associated with these tax sharing agreements as well as any potential liability asserted by the Internal Revenue Service in accordance with Treasury Regulation 1.1502-06.

         Other Matters

         The Company assumed responsibility under the Transfer Agreement for various other legal proceedings, claims and investigations related to various commercial transactions and product liability matters. Most of these other matters are covered by insurance, subject to deductibles and maximum limits, and/or by third party indemnities. The Company does not believe, based on currently available information, that the outcome of these other matters, irrespective of insurance coverage and third party indemnities, will have a material adverse effect on its financial position or results of operations.

         In connection with the 1992 Distribution, Abex and Henley allocated between them certain liabilities related to the businesses of Henley or its predecessors, including certain liabilities relating to self-insurance programs, and each indemnified the other against loss associated with liabilities assumed by the indemnifying party. In addition, Abex guaranteed certain contingent obligations of Koll relating to a predecessor company pension plan and environmental liabilities of Henley and certain of its predecessors, and Koll agreed to indemnify Abex in respect thereof. During the first quarter of 1997, the Company, Koll and certain of its subsidiaries entered into certain agreements (the "1997 Koll Agreements") pursuant to which, among other things, the parties re-allocated certain liabilities relating to the self-insurance programs, the Company agreed to assume sponsorship of, and financial responsibility for, the predecessor Company pension plan referred to above, the Company paid to Koll $2.3 million, and the Company received $0.5 million from a third party in connection with the sale of an asset by Koll.
 The Company believes that its balance sheet at December 31, 1996 reflects adequate reserves for its remaining obligations under the 1997 Koll Agreements with respect to these matters. Furthermore, Koll has been discharging its assumed and indemnification responsibilities in the ordinary course. The Company does not believe, based on currently available information, including information filed with the Securities and Exchange Commission and the EPA regarding such environmental liabilities, that liability for the discharge of the Company's remaining guarantee and indemnification obligations would have a material adverse effect on its financial position or results of operations even if Koll's financial circumstances, as described above in "--Tax Matters," were to cause Koll to stop discharging its responsibilities.

         In connection with the 1997 Koll Agreements, the Company also agreed to assume whatever liability, if any, Koll or certain of its subsidiaries may have with respect to personal injury claims arising out of the operations of either the passenger rail car business of Pullman Incorporated ("Pullman"), a predecessor of Koll and the Company, or the business of Pullman Passenger Car Company, a subsidiary of Koll (collectively, the "Pullman Claims"). Koll also transferred to the Company all of the rights that Koll and such subsidiaries may have against Wheelabrator Technologies Inc., another predecessor of Koll and the Company, with respect to the Pullman Claims. As of the date of the Company's assumption of the Pullman Claims, Koll was defending approximately 360 claims that individuals had contracted asbestos-related diseases by reason of their work maintaining or repairing Pullman cars. Management believes that costs related to these approximately 360 claims will not have a material adverse effect on the Company.


ITEM 2. PROPERTIES

         As of December 31, 1996, the principal properties owned or leased by the Company for use in its business included:

                                                                                            Approximate
                                                                           Owned or         Floor Space
Location                           Principal Use                            Leased           (sq. ft.)
--------                           -------------                           --------         -----------
McAdoo, Pennsylvania               Mass market cigar manufacturing           Owned            369,000
                                   and distribution
Cayey, Puerto Rico                 Mass market cigar manufacturing           Owned            280,000
La Romana, Dominican Republic      Premium cigar manufacturing               Leased           170,000
Comerio, Puerto Rico               Tobacco dressing                          Owned            151,000
Richmond, Virginia                 Pipe tobacco manufacturing and            Leased            90,000
                                   premium cigar distribution
Danli, Honduras                    Premium cigar manufacturing               Owned             45,000
Maypen, Jamaica                    Premium cigar manufacturing               Owned             25,000
Fort Lauderdale, Florida           Administrative office                     Leased            19,000

         The Company believes that its existing and planned manufacturing facilities and distribution centers are adequate for the current level of the Company's operations. The Company believes that additional facilities, if necessary, would be readily available on a timely basis on commercially reasonable terms. For 1997, the Company is expanding its existing manufacturing facilities in the Dominican Republic and Honduras and acquiring additional manufacturing equipment for a total expected cost of approximately $4 million.

         Further, the Company believes that the leased space that houses its existing manufacturing and distribution facilities is not unique and could be readily replaced, if necessary, at the end of the terms of its existing leases on commercially reasonable terms. The Company's leases have expiration dates ranging from 1999 to 2000, many of which are renewable at the option of the Company.

         All of the principal properties owned by the Company are subject to first priority liens granted in favor of the lenders under the credit agreement, as amended to February 3, 1997 (the "Credit Agreement") of Consolidated Cigar Corporation ("Consolidated Cigar"), a wholly-owned subsidiary of Cigar Holdings.

         The Company has excess capacity in all of its cigar and pipe tobacco plants. The Company's ability to take advantage of such excess capacity by increasing shift operations and the production of premium and mass market cigars may be limited by the availability of trained laborers and shortages in the supply of tobacco.

         The Company believes that its facilities are well maintained and in substantial compliance with environmental laws and regulations.

ITEM 3.       LEGAL PROCEEDINGS

         The Company is a party to lawsuits incidental to its business. The Company believes that the outcome of such pending legal proceedings in the aggregate will not have a material adverse effect on the Company's consolidated financial position. The Company carries general liability insurance but has no health hazard policy, which, to the best of the Company's knowledge, is consistent with industry practice. There can be no assurance, however, that the Company will not experience material health- related litigation in the future.

         In January 1997, six purported class-action lawsuits and one purported derivative and class- action lawsuit were filed in the Delaware Court of Chancery (the "Chancery Court"), under the captions Alan R. Kahn v. Ronald O. Perelman, et al., C.A. No. 15450; Sandy Rywell v. Ronald O. Perelman, et al., C.A. No. 15468; Crandon Capital Partners v. Ronald O. Perelman, et al., C.A. No. 15469; Harry Voege v. Ronald O. Perelman, et al., C.A. No. 15470; Harry Polikoff v. Mafco Consolidated Group Inc., et al., C.A. No. 15471; Sal S. Shiry v. Ronald O. Perelman, et al., C.A. No. 15475; and Jack Fishbaum v. Mafco Consolidated Group Inc., et al., C.A. No. 15481 (collectively, the "Actions"). The Actions allege certain acts allegedly taken or not taken by the Company and the members of its board of directors in connection with the proposed transaction that ultimately culminated in the 1997 Merger Agreement and the price originally proposed to be paid for the Company Common Stock and allege that Andrews Group Incorporated and MC Group's board of directors breached fiduciary obligations to the Company's stockholders by entering into certain transactions with Marvel Entertainment Group, Inc. and Toy Biz, Inc. (the "Marvel and Toy Biz Transactions"), which transactions were allegedly corporate opportunities of the Company. The Actions seek to enjoin the consummation of the Merger Agreement and the Marvel and Toy Biz Transactions, as well as damages and an award of attorneys' fees. On March 17, 1997, the parties to all of the Actions except Fishbaum executed a Memorandum of Understanding setting forth the terms of their agreement in principle to settle these Actions. The Memorandum of Understanding acknowledges the enhanced terms for stockholders set forth in the Merger Agreement and provides that settling plaintiffs may seek up to $1.25 million in attorney's fees. The Memorandum of Understanding contemplates the drafting and execution of a Stipulation of Settlement by the parties and its approval by the Chancery Court, which approval is expected to occur in the third quarter of 1997.

         In addition, various legal proceedings, claims and investigations are pending against the Company related to commercial transactions, product liability, safety and health matters and other environmental matters, involving Abex's former subsidiaries or their predecessors, including those for which the Company assumed responsibility pursuant to the Abex Transactions. See "Business of MC Group -- Contingent and Other Liabilities Related to Abex's Predecessor Business". Most of these matters are related to matters covered by insurance, subject to deductibles and maximum limits, and by third party indemnities. The Company does not believe, based on currently available information, that the outcome of these matters will have material adverse effect on its financial position or results of operations.

         In connection with the 1997 Koll Agreements, the Company also agreed to assume whatever liability, if any, Koll or certain of its subsidiaries may have with respect to the Pullman Claims. Koll also transferred to the Company all of the rights that Koll and such subsidiaries may have against Wheelabrator Technologies Inc., another predecessor of Koll and the Company, with respect to the Pullman Claims. As of the date of the Company's assumption of the Pullman Claims, Koll was defending approximately 360 claims that individuals had contracted asbestos-related diseases by reason of their work maintaining or repairing Pullman cars. Management believes that costs related to these approximately 360 claims will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1996.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

MARKET PRICES

         From July 17, 1992 through June 15, 1995, the Abex Common Stock traded on the NYSE under the symbol ABE. Since June 16, 1995, the Company Common Stock has been traded on the NYSE under the symbol MFO. For the periods indicated, the high and low closing prices for the Abex and Company Common Stock as reported by the NYSE were as follows:

1995                                                       HIGH        LOW
----                                                       ----        ---
First Quarter                                               $7         $8
Second Quarter (Abex through June 15, 1995)                 10 1/2      7 5/8
Second Quarter (MC Group from June 16, 1995 through
 June 30, 1995)                                             22 3/8     19 3/4
Third Quarter                                               29 1/8     21 1/8
Fourth Quarter                                              26         17 1/4

1996
----
First Quarter                                              $20 1/4    $14
Second Quarter                                              24 7/8     15 5/8
Third Quarter                                               30 5/8     19 7/8
Fourth Quarter                                              30 1/4     23 7/8

         As of the close of business on March 7, 1997, there were approximately 4,310 stockholders of record of Company Common Stock.

         The Company has never paid any cash dividend with respect to the MC Group Common Stock, except for the $10.00 special cash dividend paid on March 14, 1997 to holders of record on March 10, 1997. The MC Group Board of Directors will review its dividend policy from time to time in light of MC Group's results of operations and financial position and such other business considerations the MC Group Board of Directors deems relevant. The terms of the credit agreement (the "Cigar Credit Agreement") and Senior Subordinated Notes due 2003 ("Senior Notes") of Consolidated Cigar limit the payment of dividends or distributions by Consolidated Cigar to an amount equal to approximately $9.3 million as of December 31, 1996. Therefore, the Company is limited in its ability to pay dividends to its stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 8 of the notes to the financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

         Prior to the Merger, Mafco Holdings contributed all of the outstanding capital stock of Flavors Holdings and Cigar Holdings, the immediate parent companies of Mafco Worldwide Corporation and Consolidated Cigar, respectively, to C&F. C&F and Abex merged, with Abex as the surviving corporation and renamed Mafco Consolidated Group Inc. As a result of the Merger and the purchase from Libra, MC Group owned directly or indirectly 100% of Consolidated Cigar and Mafco Worldwide Corporation, all of the outstanding shares of PCT Preferred Stock and a common equity interest in PCT. In accordance with generally accepted accounting principles, the Merger was accounted for as a purchase of certain assets and the assumption of certain liabilities of Abex, with C&F treated as the acquirer for accounting purposes.

         On August 21, 1996, the Company completed the Cigar IPO in which it issued and sold 6,075,000 shares of Cigar Holdings common stock, thereby reducing MC Group's ownership interest in Cigar Holdings to approximately 80.2%.

         On November 25, 1996, the Company completed the Flavors Disposition in which it sold to a subsidiary of PCT (i) all of the outstanding shares of Flavors Holdings and (ii) the VSRs.

         On March 3, 1993, Mafco Holdings completed the acquisition of Consolidated Cigar. Therefore, the historical financial data for the periods preceding March 3, 1993 are not comparable to the financial data for the periods after March 3, 1993 due to the acquisition of Consolidated Cigar.

         The table below reflects financial information for each of the years in the five year period ended December 31, 1996, which have been derived from the audited financial statements of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company included elsewhere herein.

                                               FOR THE YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------------------
                                   1996      1995(3)      1994      1993(1)(2)      1992(1)
                                  ------    --------     ------    -----------     --------
                                         (Dollars in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales                         $310.7     $261.1      $226.9       $202.6         $100.1
Income from continuing operations  243.6(4)    23.1        16.3         10.0            8.2
Net income                         258.6(4)    24.4        13.7         10.0            8.2
Income from continuing operations
  per share                        10.48       1.06        0.82         0.50           0.41
Net income per share               11.13       1.12        0.69         0.50           0.03

BALANCE SHEET DATA (AT PERIOD END):
Total assets                      $769.5     $560.6      $282.9       $293.6         $ 82.6
Long-term debt (including current
  portion and short-term
  borrowings)                       97.5      229.6       250.2        276.4          134.2
Total stockholders' (deficit)
  equity                           360.5(4)   103.7       (10.8)       (25.4)         (67.6)

--------------
(1) Reflects the results of Flavors Holdings or its predecessor prior to March 3, 1993.

(2) Reflects the combined results of Flavors Holdings and Cigar Holdings since March 3, 1993 (the first date that Flavors Holdings and Cigar Holdings were under the common control of Mafco Holdings).

(3) Reflects the assets and liabilities of Abex acquired in the Merger from June 15, 1995.

(4) Reflects the gains in 1996 on the Cigar IPO of $127.8 and the Flavors Disposition of $151.7.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the financial statements of the Company included elsewhere herein.

OVERVIEW

         The Company is the largest manufacturer and marketer of cigars sold in the United States in terms of dollar sales, with a 1996 market share of approximately 23% according to the Company's estimates. The Company markets its cigar products under a number of well-known brand names at all price levels and in all segments of the growing cigar market. The Company is also a leading producer of pipe tobacco and is the largest supplier of private label and branded generic pipe tobacco to mass market retailers. In addition, the Company distributes a variety of pipe and cigar smokers' accessories. For the year ended December 31, 1996, cigars accounted for approximately 92% of the Company's net sales.

         The United States cigar industry experienced declining consumption between 1964 and 1993 at a compound annual unit rate of 3.6% (and, with respect to large cigar consumption, at a compound annual unit rate of 5.0%). Recently, cigar smoking has gained popularity in the United States, resulting in a significant increase in consumption and retail sales of cigars, particularly for premium cigars. Management believes that this increase in cigar consumption and retail sales is the result of a number of factors, including: (i) the increase in the number of adults over the age of 50 (a demographic group believed to smoke more cigars than any other demographic segment) and (ii) the emergence of an expanding base of younger affluent adults who have recently started smoking cigars and who tend to smoke premium cigars. The growth in industry retail sales of cigars has outpaced unit growth since 1991 primarily as a result of a combination of increased prices and a shift in the sales mix to more expensive cigars. There can be no assurance that unit consumption and retail sales of cigars will continue to increase in the future.

         The increased demand for cigars, especially premium cigars, and the shortage of experienced skilled laborers caused as a result thereof have resulted in the Company's backorders of premium cigars to increase from 3.2 million cigars at December 31, 1994 to 4.3 million cigars at December 31, 1995, and to further increase to 37.0 million cigars at December 31, 1996. Although the demand for premium cigars has continued to increase in 1996, the substantial increase in backorders of premium cigars experienced by the Company in 1996 was due, at least in part, to the practice by retailers of submitting orders well in excess of required quantities in an attempt to ensure a larger allocation of the Company's premium cigar production. As such, the increase in backorders does not accurately reflect the demand for the Company's premium cigars. Beginning in 1997, the Company established new ordering policies to reduce backorders. As a result of such new ordering policies, the amount of future backorders will not be comparable to those previously experienced by the Company.

         The Company is hiring and training new rollers and bunchers and is building additional plant capacity to meet future growth in demand for its premium cigars. Although the Company believes that these measures will enable it to increase its production of premium cigars, there can be no assurance that the Company will be able to meet any future level of demand for its premium cigars. The Company's ability to manufacture premium and mass market cigars may also be constrained by the ability of tobacco growers and suppliers to meet the Company's demands for its raw materials in a timely manner.

         The discussion of historical results below includes the results of operations of Flavors' licorice extract and other flavoring agents business through November 25, 1996, the date of the Flavors Disposition.

RESULTS OF OPERATIONS

Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995.

         Net sales were $310.7 million and $261.1 million in 1996 and 1995, respectively, an increase of $49.6 million or 19.0%. The increase in net sales was primarily due to a $58.7 million increase in sales of cigar products from $158.2 million in 1995 to $216.9 million in 1996, partially offset by a decrease in sales reflecting the Flavors Disposition on November 25, 1996. Cigar sales, particularly in the premium market, increased primarily as a result of both a shift in sales mix to higher priced cigars and price increases on certain cigar brands, and, to a lesser extent, an increase in cigar unit volume.

         Cost of sales were $177.9 million and $154.0 million in 1996 and 1995, respectively, an increase of $23.9 million or 15.5%. The increase in cost of sales for 1996 was primarily due to the increase in sales of cigars, and increases in the costs of raw materials, partially offset by a decrease in cost of sales reflecting the Flavors Disposition on November 25, 1996. As a percentage of sales, cost of sales decreased to 57.3% in 1996 from 59.0% in 1995 primarily due to fixed manufacturing costs spread over increased production volume.

         Selling, general and administrative ("SG&A") expenses were $54.2 million and $51.4 million in 1996 and 1995, respectively, an increase of $2.8 million or 5.4%. The increase was primarily due to increased compensation, marketing and selling expenses partially offset by a decrease in SG&A expenses reflecting the Flavors Disposition on November 25, 1996. A significant portion of these marketing and selling expenses varies with sales volume. As a percentage of net sales, SG&A expenses were 17.4% in 1996 and 19.7% in 1995. The decrease primarily reflects SG&A expenses increasing at a lower rate relative to the increase in net sales. SG&A expenses in 1996 and 1995 include compensation, public company and other incremental expenses incurred by the Company since the Merger. The Company expects marketing and selling expenses of the Company's operating business to continue to increase if net sales continues to increase.

         Interest expense was $24.6 million and $27.2 million in 1996 and 1995, respectively. The decrease of $2.6 million was due to a lower average amount of debt outstanding in 1996 as compared to 1995.

         Interest and investment income was $13.0 million and $6.0 million in 1996 and 1995, respectively. The increase primarily reflects interest income on invested cash acquired in connection with the Merger, the Cigar IPO and the Flavors Disposition.

         Equity in earnings from continuing operations and preferred dividends of PCT represents the Company's common equity interest in the continuing operations of PCT since July 1995 and preferred dividends on the Company's investment in PCT Preferred Stock from June 1995.

         Equity in discontinued operations of PCT, net of income taxes, was $15.1 million and $1.3 million in 1996 and 1995. The increase reflects the gain recorded by PCT on the sale of its aerospace business.

         The Company recorded gains of $151.7 million and $127.8 million in 1996 related to the Flavors Disposition and the Cigar IPO, respectively.

         The provision for income taxes as a percentage of income from continuing operations before income taxes was 30.1% and 29.6% in 1996 and 1995, respectively. The increase in the effective rate is due to an increase in income subject to U.S. taxation in 1996, partially offset by a tax benefit associated with the Company's operations in Puerto Rico and a permanent benefit on basis differences associated with the Flavors Disposition. In addition, the 1995 tax provision also reflects a tax benefit associated with the utilization of Consolidated Cigar's net operating loss carryforwards.

Year Ended December 31, 1995 Compared to the Year Ended December 31, 1994

         Net sales were $261.1 million and $226.9 million in 1995 and 1994, respectively, an increase of $34.2 million or 15.1%. The increase in net sales reflected a $26.7 million increase in sales of cigar products from $131.5 million in 1994 to $158.2 million in 1995 due primarily to an increase in cigar unit volume and a sales mix shift to higher priced cigars and a $7.5 million or 7.9% increase in sales of flavorings due primarily to increased U.S. and foreign shipment volume.

         Cost of sales were $154.0 million and $136.0 million in 1995 and 1994, respectively, an increase of $18.0 million or 13.2%. The increase in cost of sales for 1995 was due primarily to the increase in sales. As a percentage of sales, cost of sales decreased to 59.0% in 1995 from 59.9% in 1994, primarily due to fixed manufacturing costs spread over increased unit volume and lower materials costs.

         SG&A expenses were $51.4 million and $37.9 million in 1995 and 1994, respectively, an increase of $13.5 million or 35.6%. As a percentage of net sales, SG&A expenses increased to 19.7% in 1995 from 16.7% in 1994. The increase primarily reflects compensation, public company and other incremental expenses incurred by the Company since the Merger and increased marketing and selling expenses of the Company's operating businesses. A significant portion of these marketing and selling expenses varies with sales volume. The Company expects marketing and selling expenses of the Company's operating business to continue to increase if net sales continue to increase, and expects to continue to incur compensation costs in future periods.

         Interest expense was $27.2 million and $27.5 million in 1995 and 1994, respectively. The decrease of $0.3 million was due to a lower amount of debt outstanding in 1995, partially offset by interest accretion on certain liabilities assumed by the Company in the Merger.

         Interest and investment income was $6.0 million and $0.2 million in 1995 and 1994, respectively. The increase was primarily due to the investment of assets acquired by the Company in connection with the Abex Transactions in cash equivalents such as repurchase agreements, commercial paper, time deposits and money market investments and dividend income on the PCT Preferred Stock. The Company expects to continue to invest in cash equivalents and marketable securities pending the use of its cash for general corporate purposes, including acquisitions, and pursuant to its share repurchase program.

         The provision for income taxes as a percentage of income from continuing operations before income taxes was 29.6% and 31.4% in 1995 and 1994, respectively. Income tax expense in 1995 and 1994 reflects provisions for federal income taxes, net of the tax benefit resulting from the utilization of net operating loss carryforwards, along with state income and franchise taxes. In addition, income tax expense includes a provision for foreign taxes, Puerto Rico tollgate taxes and taxes on Puerto Rico source income.

         Equity in discontinued operations of PCT, net of income taxes, represents the Company's interest in the discontinued operations of PCT.

         In 1994, the Company recorded an extraordinary loss of $2.7 million, net of a $1.7 million tax benefit, as a result of the June 1994 refinancing of certain indebtedness. Prepayment premiums, original issue discounts and certain other capitalized costs of the refinanced indebtedness were expensed as such extraordinary loss.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash flows provided by (used in) operating activities were $(358.8) million, $6.1 million and $32.8 million for 1996, 1995 and 1994, respectively. The decrease from 1995 to 1996 primarily reflects the use of the proceeds from the Cigar IPO, Flavors Disposition and existing cash to purchase trading securities partially offset by higher net income, excluding the after-tax effect of the gain on the Cigar IPO and Flavors Disposition. The decrease from 1994 to 1995 primarily reflects an increase in restricted deposits, the payment of liabilities assumed in connection with the Merger and a smaller decrease in inventories partially offset by increased net income.

         Cash flows from investing activities in 1996 consists primarily of the proceeds from the Flavors Disposition partially offset by capital expenditures. Cash flows from investing activities in 1995 consist primarily of cash acquired in the Merger partially offset by cash used to finance the purchase of PCT Common Stock from Libra.

         Capital expenditures were $7.0 million, $3.3 million and $2.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. Capital expenditures in 1995 and 1994 primarily relate to manufacturing equipment and are part of the continual maintenance and upgrading of the Company's manufacturing facilities. The capital expenditures in 1996 relate primarily to investments in the Company's manufacturing facilities to meet increased demand for the Company's premium cigars, including expansion of its existing manufacturing facilities in the Dominican Republic and Honduras and construction, as part of a joint venture, of a new facility in Jamaica. For 1997, the Company plans to continue expanding its facilities in the Dominican Republic and Honduras as well as add equipment to other facilities for a total cost of approximately $4.0 million. In 1996, $0.5 million of cash flows was also invested, as part of an equity investment, in the Jamaican joint venture.

         Cash flows from financing activities in 1996 reflects the proceeds of $127.8 million from the Cigar IPO partially offset by net repayments of borrowings of $22.5 million. Cash flows used for financing activities in 1995 reflect the repurchase of Company Common Stock for $29.9 million, net repayments of borrowings of $20.6 million and dividends of $14.0 million paid to Mafco Holdings immediately prior to the Merger. Cash flows used for financing activities in 1994 primarily reflect repayments of borrowings of $76.5 million and the issuance of long term debt of $50.0 million

         On February 5, 1996, MC Group entered into a reimbursement agreement with Chemical Bank and PCT, through Pneumo Abex, under which MC Group has a reimbursement obligation relating to letters of credit totaling $20.8 million which have been issued to cover certain environmental issues, not related to the aerospace business of PCT. To secure its obligation under such agreement, MC Group pledged the PCT Preferred Stock and its ownership of 5,939,400 shares of PCT Common Stock.

         In 1993 and 1994, Consolidated Cigar entered into two five-year interest rate swap agreements in an aggregate notional amount of $85.0 million. Under the terms of the agreements, Consolidated Cigar receives a fixed interest rate averaging approximately 5.8% and pays a variable interest rate equal to the six-month London interbank offered rate (LIBOR). Consolidated Cigar entered into such agreements to take advantage of the differential between long-term and short-term interest rates and effectively converted the interest rate on $85.0 million of fixed-rate indebtedness under the Senior Subordinated Notes to a variable rate. From the inception of the agreements through January 1997, Consolidated Cigar has paid $0.8 million in settlement, which occurs at the end of each six month period of the agreements. Had Consolidated Cigar terminated these agreements, which the Company considers to be held for other than trading purposes, on January 31, 1997, the Company would have realized a combined loss of approximately $1.1 million. Future positive or negative cash flows associated with these agreements will depend upon the trend of short-term interest rates during the remaining life of the agreements. In the event of non-performance of the counterparties at anytime during the remaining lives of these agreements, which expire at December 1998 and January 1999, the Company could lose some or all of any future positive cash flows. However, the Company does not anticipate non-performance by such counterparties. The Company does not currently anticipate terminating these agreements; however, the Company will from time to time continue to review its financing alternatives with respect to its fixed and floating rate debt.

         Consolidated Cigar intends to fund working capital requirements, capital expenditures and debt service requirements for the foreseeable future through cash flows from operations and borrowings under the Cigar Credit Agreement. The terms of the Cigar Credit Agreement and the Senior Subordinated Notes limit the payment of dividends or distributions to Cigar Holdings by Consolidated Cigar to an amount (based on a formula set forth in the Senior Subordinated Notes Indenture) equal to approximately $9.3 million as of December 31, 1996.

         The Cigar Credit Agreement consists of a revolving credit facility (the "Revolving Credit Facility") and a working capital facility (the "Working Capital Facility"). The Revolving Credit Facility and the Working Capital Facility have final maturities on April 3, 1999 and have no scheduled amortization requirements. The Cigar Credit Agreement is secured by first priority liens on all of the material assets of Consolidated Cigar and its domestic subsidiaries and pledges of the capital stock of all of Consolidated Cigar's subsidiaries (with certain exceptions for the capital stock of foreign subsidiaries). Consolidated Cigar's obligations under the Credit Cigar Agreement are guaranteed by Cigar Holdings and by all of the domestic subsidiaries of Consolidated Cigar. The guarantee by Cigar Holdings will continue to be secured by a pledge of all of the shares of common stock of Consolidated

Cigar owned by Cigar Holdings. The Cigar Credit Agreement also contains various restrictive covenants including, among other things, limitations on the ability of Consolidated Cigar and its subsidiaries to incur debt, create liens, pay dividends, sell assets, and make investments, acquisitions and capital expenditures. In addition, the Cigar Credit Agreement requires Consolidated Cigar to maintain specified financial ratios and satisfy certain tests, including maximum leverage ratios and minimum interest coverage ratios. The Cigar Credit Agreement also contains customary events of default and permits Consolidated Cigar to pay dividends and make distributions on terms substantially similar to those contained in the Senior Subordinated Notes Indenture. The Cigar Credit Agreement was amended on February 3, 1997 to reduce the amount of various interest rate margins charged against outstanding borrowings. As of December 31, 1996, there was approximately $25.7 million unused and available under the Cigar Credit Agreement, after taking into account approximately $1.7 million utilized to support letters of credit.

         Restricted cash of $14.6 million and $16.6 million included in other assets at December 31, 1996 and 1995, respectively, reflects segregated cash held for the benefit of certain parties to cover obligations related to certain prior dispositions and certain environmental and insurance matters.

         On November 25, 1996, the Company sold to a subsidiary of PCT all of the outstanding shares of Flavors Holdings and VSRs for an aggregate consideration of $180 million in cash, the assumption of approximately $110.1 million of indebtedness and deferred cash payments to the Company of $3.7 million payable on June 30, 1997 and $3.5 million payable on December 31, 1997.

         On February 20, 1997, Mafco Consolidated Holdings entered into the 1997 Merger Agreement with MC Group whereby Mafco Consolidated Holdings will acquire the remaining 15% of Company Common Stock that it does not already own. Pursuant to the 1997 Merger Agreement, each share of Company Common Stock (other than shares held by Mafco Consolidated Holdings) will be converted into the right to receive $33.50, subject to upward adjustment. Additionally, on February 20, 1997, in connection with the 1997 Merger Agreement, MC Group declared a special cash dividend of $10 per share which was paid on March 14, 1997 to stockholders of record as of the close of business on March 10, 1997. In addition, pursuant to the 1997 Merger Agreement the Company has agreed to make cash payments aggregating $38.8 million in respect of outstanding stock options.

         The Merger Consideration shall be equal to the sum of (x) $33.50 plus
(y) an amount, if any (the "Additional Amount"), equal to the Excess (as defined below) multiplied by 79.7%. The Additional Amount shall be payable only if the average of the per share closing prices (the "Average") of Cigar Common Stock on the New York Stock Exchange for the ten trading days ending two trading days prior to the effectiveness of the Merger, exceeds $33.00 (the amount by which the Average exceeds $33.00, the "Excess"). MC Group stockholders will be entitled to receive the Merger Consideration in cash, without interest, upon surrender of the certificate formerly representing shares of Cigar Common Stock.

         On March 26, 1997, Cigar Holdings completed a public offering (the "Cigar Secondary Offering") of 5,000,000 shares of the Cigar Common Stock at an offering price of $23.75 per share. All of the shares sold were owned by MC Group. In addition, the underwriters have been granted an overallotment option to purchase an additional 750,000 shares which as of the date hereof has not been exercised.

         The Company expects to use the net cash proceeds from the Flavors Disposition, the Cigar IPO, the Cigar Secondary Offering, and existing cash for general corporate purposes, including the funding of corporate liabilities and the transaction contemplated by the 1997 Merger Agreement.

INFLATION

         The Company's cigar business has historically been able to pass inflationary increases for raw materials and other costs onto its customers through price increases and anticipates that it will be able to do so in the future.

TAXATION AND REGULATION

         Excise Taxes

         Cigars and pipe tobacco have long been subject to federal, state and local excise taxes, and such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives. In particular, there have been proposals by the federal government in the past to reform health care through a national program to be funded principally through increases in federal excise taxes on tobacco products. Enactment of significant increases in or new federal, state or local excise taxes would result in decreased unit sales of cigars and pipe tobacco, which would have a material adverse effect on the Company's business.

         Possessions Tax Credit

         Prior to December 31, 1993, income earned by the Company from its Puerto Rico operations was subject to the provisions of Section 936 of the Internal Revenue Code of 1986, as amended (the "Code"). Section 936 of the Code allowed for a "possessions tax credit" against United States federal income tax for the amount of United States federal income tax attributable to the Puerto Rico taxable earnings. As part of the Omnibus Budget Reconciliation Act of 1993, for the years after December 31, 1993, the possessions tax credit has been limited based upon a percentage of qualified wages in Puerto Rico, plus certain amounts of depreciation (the "Current Limitation"). The Company believes that it qualified for the possessions tax credit during 1996, 1995 and 1994. The Company expects that it will continue to qualify for the possessions tax credit for every year that such credit is available in such amounts to offset the majority of any United States federal income tax related thereto, but eligibility and the amounts of the credit will depend on the facts and circumstances of the Company's Puerto Rico operations during each of the taxable years subsequent to 1996. Failure to receive the possessions tax credit attributable to the Company's Puerto Rico operations would have a material adverse effect on the Company.

         On August 20, 1996, the Small Business Job Protection Act of 1996 (the "SBJPA") was enacted into law. Under the SBJPA, Section 936 of the Code, the possessions tax credit, was repealed, subject to special grandfather rules for which the Company would be eligible, provided that the Company does not add a "substantial new line of business." Under the grandfather rules, for the Company's taxable years beginning after December 31, 2001 and before January 1, 2006, the Company's business income from its Puerto Rico operations eligible for the possessions tax credit would, in addition to the Current Limitation, generally be limited to its average annual income from its Puerto Rico operations, adjusted for inflation, computed during the Company's five most recent taxable years ending before October 14, 1995 and excluding the highest and lowest years (the "Income Limitation"). For taxable years after December 31, 2005, the possessions tax credit would be eliminated. The repeal of the possessions tax credit could have a material adverse effect on the Company for taxable years beginning after December 31, 2001 and before January 1, 2006, to the extent that the Company's annual income from its Puerto Rico operations exceeds its average annual income from its Puerto Rico operations (as computed in the manner described in the preceding sentence), and for taxable years after December 31, 2005. Although it does not currently have any definitive plans with respect thereto, the Company expects to evaluate alternatives that may be available to it in order to mitigate the effects of the SBJPA. On February 6, 1997, President Clinton proposed certain tax law changes which, if enacted, would eliminate the Income Limitation, extend the possession tax credit indefinitely and make the credit available to newly established business operations.

         Puerto Rico Tax Exemption

         Pursuant to a grant of industrial tax exemption which expires in 2002, income earned by Congar International Corporation from the manufacture of cigars in Puerto Rico enjoys a 90% income tax exemption from Puerto Rican income taxes. The remaining 10% of such income is taxed at a maximum surtax rate of 45%, resulting in an effective income tax rate for such income of approximately 4.5% under current tax rates. Funds repatriated to the Company are subject to a maximum Puerto Rican tollgate tax of 10%. Legislation enacted in Puerto Rico in 1993 included a provision for prepaying a portion of these tollgate taxes effective for the 1993 fiscal year and subsequent periods. There can be no assurance that the Puerto Rico tax exemption will not be limited or eliminated in the future. Any significant limitation on or elimination of the Puerto Rico tax exemption would have a material adverse effect on the Company. See Note H of the Notes to Consolidated Financial Statements of the Company included elsewhere in this Report.

         Regulation

         Cigar manufacturers, like other producers of tobacco products, are subject to regulation in the United States at the federal, state and local levels. The recent trend is toward increasing regulation of the tobacco industry. There can be no assurance as to the ultimate content, timing or effect of any additional regulation of tobacco products by any federal, state, local or regulatory body, and there can be no assurance that any such legislation or regulation would not have a material adverse effect on the Company's business.

FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-K are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will be dependent on business, financial, and other factors beyond the Company's control, including, among others, prevailing changes in consumer preferences, access to sufficient quantities of raw materials, availability of trained laborers and changes in tobacco products regulation. There can be no assurance that the Company will continue to be successful in implementing its business strategy. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Consolidated Financial Statements and supplementary data listed in the accompanying Index to Consolidated Financial Statements and Schedule on page F-1 herein. Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information (ages as of January 1, 1997) concerning the Directors and executive officers of the Company. All Directors serve terms of one year or until the election of their respective successors.

NAME                                AGE  POSITION
-----                               ---  --------
Ronald O. Perelman................   54  Chairman of the Board of Directors and a Director

Howard Gittis ....................   63  Vice Chairman and a Director

James R. Maher ...................   47  President, Chief Executive Officer and a Director

Irwin Engelman ...................   62  Executive Vice President and Chief Financial Officer

Barry F. Schwartz ................   47  Executive Vice President and General Counsel

Theo W. Folz .....................   53  President and Chief Executive Officer of Tobacco
                                         Products Group and a Director

Gary R. Ellis ....................   43  Senior Vice President and Chief Financial Officer of
                                         Tobacco Products Group

Philip E. Beekman ................   65  Director

Jewel S. Lafontant-Mankarious ....   73  Director

Drew Lewis .......................   65  Director

         Mr. Perelman has been Chairman of the Board and a Director of the Company since June 1995. Mr. Perelman has been Chairman of the Board and Chief Executive Officer of Mafco Holdings and MacAndrews & Forbes Holdings Inc. (together with Mafco Holdings, "MacAndrews & Forbes") and various of their affiliates since 1980. Mr. Perelman also is Chairman of the Board of Andrews Group Incorporated ("Andrews Group"), Cigar Holdings, Meridian Sports Incorporated ("Meridian Sports") and PCT and is the Chairman of the Executive Committee of the Boards of Directors of Marvel Entertainment Group, Inc. ("Marvel"), Revlon Consumer Products Corporation ("Revlon Products") and Revlon, Inc. ("Revlon"). Mr. Perelman is a Director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"): Andrews Group, Cigar Holdings, The Coleman Company, Inc. ("Coleman"), Coleman Holdings Inc., Coleman Worldwide Corporation ("Coleman Worldwide"), Consolidated Cigar, California Federal Bank, a Federal Savings Bank ("California Federal"), First Nationwide Holdings, Inc. ("First Nationwide Holdings"), First Nationwide (Parent) Holdings Inc. ("First Nationwide Parent"), Marvel, Marvel Holdings Inc. ("Marvel Holdings"), Marvel (Parent) Holdings Inc. ("Marvel Parent"), Marvel III Holdings Inc. ("Marvel III"), Meridian Sports, PCT, Pneumo Abex, Revlon, Inc., Revlon Products, Revlon Worldwide Corporation ("Revlon Worldwide") and Toy Biz. (On December 27, 1996, Marvel Holdings, Marvel Parent, Marvel III and Marvel and several of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

         Mr. Gittis has been Vice Chairman and a Director of the Company since June 1995. Mr. Gittis has been Vice Chairman and a Director of MacAndrews & Forbes and various of its affiliates since 1985. Mr. Gittis is a Director of the following corporations which file reports pursuant to the Exchange Act:
Andrews Group, Cigar Holdings, Consolidated Cigar, California Federal, First Nationwide Holdings, First Nationwide Parent, Jones Apparel Group, Inc., Loral Space and Communications Ltd., PCT, Pneumo Abex, Revlon Worldwide, Revlon, Revlon Products and Rutherford-Moran Oil Corporation.

         Mr. Maher has been President, Chief Executive Officer and a Director of the Company since June 1995. Mr. Maher was Chairman of the Board of Laboratory Corporation of America Holdings, a clinical laboratory company, from 1995 to April 1996 and was President and Chief Executive Officer of National Health Laboratories Holdings Inc., a clinical laboratory company, from 1992 to 1995. Mr. Maher was Vice Chairman of The First Boston Corporation, an investment bank, from 1990 to 1992 and Managing Director of The First Boston Corporation from 1982 to 1990. Mr. Maher is a Director of First Brands Corporation, which files reports pursuant to the Exchange Act.

         Mr. Engelman has been the Executive Vice President and Chief Financial Officer of the Company since June 1995 and has been the Executive Vice President and Chief Financial Officer of MacAndrews & Forbes and various of its affiliates since February 1992. Mr. Engelman was Executive Vice President, Chief Financial Officer and Director of GAF Corporation, a specialty chemical and building materials company, from 1990 to February 1992. Mr. Engelman was President and Chief Operating Officer of Citytrust Bancorp Inc. from 1988 to 1990; Executive Vice President of the Blackstone Group LP from 1987 to 1988; and Executive Vice President of General Foods Corporation for more than five years prior to 1987. (On December 27, 1996, Marvel Holdings, Marvel Parent and Marvel III, of which Mr. Engelman is an executive officer, and several subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

         Mr. Schwartz has been Executive Vice President and General Counsel of the Company since June 1995. He has been Executive Vice President and General Counsel of MacAndrews & Forbes and various of its affiliates since 1993. Mr. Schwartz was Senior Vice President of MacAndrews & Forbes from 1989 to 1993. (On December 27, 1996, Marvel Holdings, Marvel Parent and Marvel III, of which Mr. Schwartz is an executive officer, and several subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

         Mr. Folz has been President and Chief Executive Officer of the Tobacco Products Group and a Director of the Company since June 1995. Mr. Folz has been a Director and President and Chief Executive Officer of Cigar Holdings since June 1996, Consolidated Cigar since August 1984 and Vice Chairman, Director and Chief Executive Officer of Pneumo Abex since January 1995. Mr. Folz is a Director of PCT, which files reports pursuant to the Exchange Act.

         Mr. Ellis has been Senior Vice President and Chief Financial Officer of the Tobacco Products Group of the Company since June 1995. Mr. Ellis has been Senior Vice President, Chief Financial Officer and Treasurer of Cigar Holdings since June 1996 and Consolidated Cigar since November 1988. From 1987 to 1988, Mr. Ellis was the Executive Vice President, Chief Financial Officer and Treasurer of Brooks Drug, Inc. and from 1985 to 1987, he was the Vice President and Controller of MacAndrews & Forbes Holdings.

         Mr. Beekman has been a Director of the Company since June 1995. Mr. Beekman has been President of Owl Hollow Enterprises, a consulting and investment company, for more than the past five years. Prior to that time Mr. Beekman was Chairman of the Board of Directors and Chief Executive Officer of Hook-SuperRx, Inc. Mr. Beekman also is a Director of Fisher Scientific International Inc. which files reports pursuant to the Exchange Act.

         Ms. LaFontant-Mankarious has been a Director of the Company since June 1995. Ms. LaFontant-Mankarious has been a Partner in the law firm of Holleb & Coff since 1993. From 1989 to 1993, Ms. LaFontant-Mankarious was a United States Ambassador-at-Large. Ms. LaFontant-Mankarious also is a Director of Trans World Airlines, Inc.

         Mr. Lewis has been a Director of the Company since May 1996. Mr. Lewis has been Chairman and Chief Executive Officer of Union Pacific Corporation, a diversified holding company, since 1994 and, for more than five years prior to such date, was President and Chief Executive Officer of Union Pacific Corporation ("Union Pacific"). Mr. Lewis also is a Director of the following corporations which file reports pursuant to the Exchange Act:
American Express Company, Ford Motor Company, FPL Group, Inc., Gannett Co., Inc., Lucent Technologies Inc., Union Pacific and Union Pacific Resources Group.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Company has established an Executive Committee consisting of Messrs. Perelman, Gittis and Maher, an Audit Committee consisting of Mr. Beekman and Ms. LaFontant-Mankarious and a Compensation Committee consisting of Mr. Gittis and Ms. LaFontant-Mankarious.

         The Executive Committee has all powers and rights necessary to exercise the full authority of the Board of Directors in the management of the business and affairs of the Company when necessary in between meetings of the Board of Directors.

         The Compensation Committee has the responsibility of reviewing the performance of the executive officers of the Company and recommending to the Board of Directors of the Company annual salary and bonus amounts for all officers of the Company.

         The Audit Committee has the responsibility of reviewing and supervising the financial controls of the Company. The Audit Committee's responsibilities include (i) making recommendations to the

Board of Directors of the Company with respect to the Company's financial statements and the appointment of independent auditors, (ii) reviewing significant audit and accounting policies and practices of the Company, (iii) meeting with the Company's independent public accountants concerning, among other things, the scope of audits and reports and (iv) reviewing the performance of overall accounting and financial controls of the Company.

COMPENSATION OF DIRECTORS

         Directors who do not receive compensation as officers or employees of the Company or any of its affiliates will be paid an annual retainer fee of $25,000 and a fee of $1,000 for each meeting of the Board of Directors or any committee thereof they attend, plus reasonable out-of-pocket expenses.

         On July 22, 1996, the Company granted options to acquire 750,000 shares of Company Common Stock to Mr. Perelman for services rendered and to be rendered to the Company by Mr. Perelman in his capacity as Chairman of the Board of Directors. Such options have an exercise price of $21.50 per share (market price on the date of grant) and vest with respect to one third of the shares subject to the options on the date of grant, and with respect to an additional one third of such shares on each of July 22, 1997 and July 22, 1998. The options expire on July 22, 2006.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table presents certain information concerning compensation paid or accrued for services rendered to the Company in all capacities during the three years ended December 31, 1996 for the Chief Executive Officer and the two other executive officers of the Company whose total annual salary and bonus in the last fiscal year exceeded $100,000 (collectively, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                           ANNUAL COMPENSATION
                                         ----------------------------------------------------------
                                                                                          SECURITIES
                                                                             OTHER        UNDERLYING      ALL OTHER
                                                  SALARY       BONUS         ANNUAL         OPTIONS      COMPENSATION
NAME AND PRINCIPAL POSITION              YEAR       ($)         ($)       COMPENSATION       (#)(B)           ($)
---------------------------              ----       ---         ---       ------------       ------           ---
James R. Maher
  President and Chief                    1996   1,000,000    4,972,685(a)                   750,000       1,843,750(c)
  Executive Officer                      1995     500,000    1,250,000                      750,000       1,843,750(c)

Theo W. Folz
  President and Chief Executive          1996   1,072,500(d) 1,487,750(d)    51,243(e)      100,000           3,000(f)
  Officer of Tobacco Products            1995   1,000,000    1,000,000                                        3,000(f)
  Group                                  1994     675,000      400,000                                        3,000(f)

Gary R. Ellis
  Senior Vice President and              1996     217,500      326,250                                        3,000(f)
  Chief Financial Officer of             1995     200,000      200,000                                        3,000(f)
  Tobacco Products Group                 1994     185,000      100,000                                        3,000(f)

____________

(a) Includes a performance bonus of $500,000, deferred bonus of $1,500,000 and a transaction bonus of $2,972,685. See "-- Employment Agreements".

(b)      Excludes options granted pursuant to Cigar's 1996 Stock Option Plan.

(c) Represents that portion of the special payment that vested in 1996 and 1995 under Mr. Maher's employment agreement with the Company, assuming that Mr. Maher becomes entitled to the maximum amount payable under his employment agreement. See "--Employment Agreements."

(d) Reflects portion of Mr. Folz's employment agreement assumed by Consolidated Cigar for 1996 and portion of Mr. Folz's employment agreement paid by Pneumo Abex through November 25, 1996, the date of the Flavors Disposition.

(e) Represents perquisites and other personal benefits, which, in total, are valued in excess of $50,000 of which $39,046 was related to the personal use of a company automobile.

(f) Represents the Company's contribution to the employee's account under Consolidated Cigar's 401(k) plan.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table contains information concerning the grant of stock options under the Mafco Consolidated Group Inc. 1995 Stock Option Plan to Mr. Folz in 1996. No option grants were made to the other Named Executive Officers in 1996.

                                                                                     GRANT DATE
                                   INDIVIDUAL GRANT (A)                               VALUE (B)
                 ------------------------------------------------------------       -------------
                    NUMBER OF       PERCENT OF TOTAL
                   SECURITIES       OPTIONS GRANTED  EXERCISE OR
                   UNDERLYING        TO EMPLOYEES     BASE PRICE   EXPIRATION        GRANT DATE
   NAME          OPTIONS GRANTED        IN 1996         ($/SH)        DATE          PRESENT VALUE
   ----          ---------------        -------         ------        ----          -------------
Theo W. Folz        100,000(c)            80%           $22.00    June 25, 2006       $1,012,000

------------
(a)      No stock appreciation rights were granted by the Company in 1996.

(b) Present values were calculated using the Black-Scholes option pricing model. The model as applied used the grant date of June 25, 1996 and the exercise price per share specified in the table above was equal to the fair market value per share of Common Stock on the date of grant. The model also assumes (i) risk-free rate of return of 6.52% which was the rate as of the grant date for the U.S. Treasury Zero Coupon Bond issues with a remaining term similar to the expected term of the option, (ii) stock price volatility of .497 based upon historical price analysis, (iii) a constant dividend rate of zero percent and (iv) that the options normally would be exercised on the final day of the fourth year after grant. No discount from the theoretical value was taken to reflect the waiting period, if any, prior to vesting of the stock options, the restrictions on the transfer of the stock options and the likelihood that the stock options will be exercised in advance of the final day of their term.

(c) Such stock options have a term of ten years and vest one third upon the date of grant and one third on each of the first and second anniversaries of the date of grant.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table provides information with respect to options exercised by Named Executive Officers of the Company during 1996 and the number and value of securities underlying unexercised options held by the Named Executive Officers of the Company on December 31, 1996. No options were held by the other Named Executive Officers on December 31, 1996.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                               UNDERLYING                        VALUE OF UNEXERCISED
                                                           UNEXERCISED OPTIONS                   IN-THE-MONEY OPTIONS
                      SHARES                              AT FISCAL YEAR END(#)                AT FISCAL YEAR END($)(A)
                    ACQUIRED ON        VALUE         ------------------------------         ------------------------------
NAME                EXERCISE(#)      REALIZED($)     EXERCISABLE       UNEXERCISABLE        EXERCISABLE      UNEXERCISABLE
----                -----------      -----------     -----------       -------------        -----------      -------------
James R. Maher          --               --            500,000            250,000            $4,000,000        $2,000,000
Theo W. Folz            --               --             33,333             66,667               112,499           225,001

------------
(a) Amounts shown represent the market value of the underlying Company Common Stock at year end calculated using the December 31, 1996 NYSE closing price per share of Company Common Stock of $25 3/8 minus the exercise price of the stock option. The actual value, if any, an executive may realize is dependent upon the amount by which the market price of the Company Common Stock exceeds the exercise price when the stock options are exercised. The actual value realized may be greater or less than the value shown in the table.

PERFORMANCE BONUS PLAN

         The Company has a performance bonus plan (the "Performance Bonus Plan") for senior executive officers of the Company. The Performance Bonus Plan provides for the payment of cash compensation upon the achievement of predetermined individual and corporate performance goals during the calendar year. The Performance Bonus Plan is administered by the Compensation Committee. The Compensation Committee has the full power to select the senior executive officers for participation in the Performance Bonus Plan and to establish the performance goals for each senior executive officer in the Performance Bonus Plan. Such performance goals will be based upon achievement of operating results targets. Compensation payable under the Performance Bonus Plan is intended to qualify as "performance based compensation" under Section 162(m) of the Code. The payments under the Performance Bonus Plan to any one individual during any calendar year may not exceed $500,000. See "--Employment Agreements."

TRANSACTION BONUS PLAN

         The Company has a performance bonus plan (the "Transaction Bonus Plan") for the Company's Chief Executive Officer. The Transaction Bonus Plan provides for the payment of cash compensation to the Company's Chief Executive Officer for achieving certain performance goals relating to the consummation of acquisitions of businesses, divestitures of businesses or the value of any acquisitions and/or divestitures consummated during the applicable performance period. The Transaction Bonus Plan is administered by the Compensation Committee. Compensation payable under the Transaction Bonus Plan is intended to qualify as "performance based compensation" under Section 162(m) of the Code. The payments under the Transaction Bonus Plan may not exceed an aggregate maximum of $4,000,000. In connection with the Flavors Disposition, the Company's Chief Executive Officer received a payment of approximately $3,000,000 under the Transaction Bonus Plan. See "--Employment Agreements."

CONSOLIDATED CIGAR PERFORMANCE BONUS PLAN

         The Company has adopted the Consolidated Cigar Performance Bonus Plan. Compensation payable under the Consolidated Cigar Performance Bonus Plan is intended to qualify as "performance based compensation" under Section 162(m) of the Code. Senior executive officers of Cigar Holdings and Consolidated Cigar, selected for participation in the Consolidated Cigar Performance Bonus Plan by the Compensation Committee, will be entitled to participate in the Consolidated Cigar Performance Bonus Plan. The performance goals under the Consolidated Cigar Performance Bonus Plan will be based on achievement of EBITDA targets established by the Compensation Committee with respect to each calendar year. The payments under the Consolidated Cigar Performance Bonus Plan to any one individual during any calendar year may not exceed $2,000,000. See "--Employment Agreements."

DEFINED BENEFIT PLAN

         Domestic (United States) salaried employees of Consolidated Cigar are eligible to participate in the Consolidated Cigar Domestic Salaried Employees' Defined Benefit Plan, a defined benefit pension plan (the "Plan"), which, effective as of the end of 1995, was merged into a defined benefit pension plan sponsored by a subsidiary of the Company. The merger of the Plan did not change the level of pension benefits provided to Consolidated Cigar employees. Plan benefits are a factor of service (up to a maximum of 33 years) with Consolidated Cigar and Average Final Compensation (average monthly compensation during the 60 consecutive months in which compensation was highest in the 10 years prior to termination of employment). Compensation includes total wages, overtime, bonuses and 401(k) salary deferrals, and excludes fringe benefits and employer contributions to other deferred compensation plans.
 Benefits in the Plan are reduced by (i) any annuity purchased under the Gulf & Western Consumer Products Salaried Employees Retirement Plan (the "Gulf & Western Plan") as of March 8, 1983 and (ii) the actuarial equivalent of any Consolidated Cigar-provided benefits received under the Consolidated Cigar's 401(k) plan.

         The Company established a benefit restoration plan effective January 1, 1994 (the "BRP") which was designed to restore retirement benefits to those employees whose eligible pension earnings were limited to $150,000 under regulations recently enacted by the Internal Revenue Service. The BRP is not funded and all other vesting and payment rules follow the Plan.

         Beginning in 1996, the annual payment under the Plan and BRP, expressed as a straight life annuity, before adjustment for social security beginning at age 65 and before reduction for the benefits payable under the Gulf & Western or the Company's 401(k) plan, is as follows:


                                                           YEARS OF SERVICE
                               ---------------------------------------------------------------------------
REMUNERATION                       5           10            15           20           25            35
------------                   --------      -------       -------     --------     ---------      -------
$  50,000...............      $  3,788     $  7,575      $ 11,363     $ 15,150      $ 18,938     $ 25,000
   75,000...............         5,681       11,363        17,044       22,725        28,406       37,500
  100,000...............         7,575       15,150        22,725       30,300        37,875       50,000
  125,000...............         9,469       18,938        28,406       37,875        47,344       62,500
  150,000...............        11,363       22,725        34,088       45,450        56,813       75,000
  175,000...............        13,256       26,513        39,769       53,025        66,281       87,500
  200,000...............        15,150       30,300        45,450       60,600        75,750      100,000
  225,000...............        17,044       34,088        51,131       68,175        85,219      112,500
  250,000...............        18,938       37,875        56,813       75,750        94,688      125,000
  300,000...............        22,725       45,450        68,175       90,900       113,625      150,000
  400,000...............        30,300       60,600        90,900      121,200       151,500      200,000
  450,000...............        34,088       68,175       102,263      136,350       170,438      225,000
  500,000...............        37,875       75,750       113,625      151,500       189,375      250,000

         Benefits under the Plan are subject to the maximum limitations imposed by federal law on pension benefits. The annual limitation in 1996 was $120,000 or $10,000 per month, based on a maximum annual compensation of $150,000. The maximum annual remuneration considered for purposes of the BRP was $500,000 in 1996.

         As of December 31, 1996, the credited years of service were thirteen years for Mr. Folz, eight years for Mr. Ellis and one year for Mr. Maher.

EMPLOYMENT AGREEMENTS

         The Company entered into an employment agreement (the "CEO Employment Agreement") with Mr. Maher with respect to an employment term commencing on July 1, 1995 and ending on June 30, 1998. Under the CEO Employment Agreement, Mr. Maher has agreed to serve as the Company's President and Chief Executive Officer at a base salary of $1,000,000 per year. Mr. Maher received a one-time bonus of $1,000,000 upon execution of the CEO Employment Agreement. In addition, during the term of the CEO Employment Agreement Mr. Maher will earn a deferred bonus of $1,500,000 per year, which will be paid upon the later of the expiration of the term of the CEO Employment Agreement and the date Mr. Maher ceases to be a "covered employee" under Section 162(m) of the Code. Mr. Maher also participates in the Performance Bonus Plan and the Transaction Bonus Plan and is entitled to receive certain stock options. The CEO Employment Agreement also grants Mr. Maher the right to receive a special payment, which right vests one-third on December 1, 1995, one-third on July 1, 1996 and one-third on July 1, 1997. The special payment will be paid upon the later of the expiration of the term of the CEO Employment Agreement and the date Mr. Maher ceases to be a "covered employee" under Section 162(m) of the Code. The amount of the special payment will equal the product of (i) the difference between (A) the lower of (x) $17.375 and (y) the price of a share of Company Common Stock on the date of payment and (B) $10.00 and (ii) 750,000, up to a maximum of approximately $5.5 million.
 Mr. Maher also receives certain benefits, including the use of an automobile, participation in the Company's retirement and welfare plans, life insurance coverage equal to four times his base salary, health benefits coverage with 100% reimbursement of the reasonable and customary expenses incurred by Mr. Maher, his spouse and his dependents, and use of an aircraft, pursuant to the CEO Employment Agreement. Upon the death, disability or termination of Mr. Maher by the Company without cause (as defined in the CEO Employment Agreement), termination by Mr. Maher for good reason (as defined in the CEO Employment Agreement) or following a "change in control" (as defined below), Mr. Maher will receive: (i) a lump sum accelerated payment of the amount of the base salary, deferred bonuses and performance bonuses otherwise payable during the remainder of the term of the CEO Employment Agreement (these payments will not be less than $3,000,000 in total); (ii) a payment of all transaction bonuses otherwise payable during the remainder of the term of the CEO Employment Agreement; (iii) a gross-up for any excise tax imposed on excess parachute payments under the Code; (iv) vesting of stock options and the special payment; and (v) continued welfare benefits for Mr. Maher and his dependents for the remainder of the term of the CEO Employment Agreement. Upon the termination of employment of Mr. Maher by the Company for cause or by Mr. Maher otherwise than as described above, Mr. Maher will receive: (i) no further base salary; (ii) a pro rata performance bonus for the year of termination; (iii) in case of termination for cause only, a lump sum accelerated payment of deferred bonuses for the remainder of the term of the CEO Employment Agreement; and (iv) transaction bonuses for the remainder of the term of the CEO Employment Agreement. Under the CEO Employment Agreement, a "change in control" of the Company means the failure of Ronald O. Perelman or his affiliated entities to beneficially own 25% or more of the voting power of the Company's voting securities, or some other person and its affiliates owning more than 50% of the voting power of the Company's voting securities.

         The Company entered into an employment agreement (the "Folz Employment Agreement") with Mr. Folz with respect to an employment term commencing on July 1, 1995 and ending on December 31, 1998, unless sooner terminated by Mr. Folz's death, disability, gross neglect or willful misconduct (in which case the Company may terminate Mr. Folz's employment immediately upon written notice), or the Company's breach of the Folz Employment Agreement. In the event of Mr. Folz's death or disability, a pro rated performance bonus and 60% of his base compensation is to be paid to Mr. Folz or his beneficiaries, as the case may be, for the longer of the remaining term of the Folz Employment Agreement or twelve months. In the event that the Company breaches the Folz Employment Agreement, Mr. Folz is entitled to terminate his employment under the agreement; in that event, a pro-rated performance bonus and the remaining base compensation specified in the agreement is to be paid to Mr. Folz offset by any other compensation Mr. Folz receives during this period, and Mr. Folz is entitled to group life, health and pension plan coverage for the remaining term of the Folz Employment Agreement or, if longer and if no non-renewal notice has been given by the Company prior to that time, twelve months. The Folz Employment Agreement provided for an initial annual base salary of $1 million. As of August 1, 1996, for the services to be rendered by Mr. Folz to Cigar Holdings and Consolidated Cigar, Consolidated Cigar has assumed the obligations of the Company under the Folz Employment Agreement with respect to a portion of the base salary and employee benefits to be provided to Mr. Folz under the Folz Employment Agreement and, simultaneously therewith, has entered into a new employment agreement with Mr. Folz memorializing such assumption and expiring on December 31, 1999. After December 31, 1998, Consolidated Cigar may give notice of non-renewal, in which case the term of the agreement will be extended for a period of twelve months following such notice. From and after January 1, 2000, the term will be automatically extended day-by-day until Consolidated Cigar gives notice of non-renewal, in which case the term will be extended for a period of twelve months. Consolidated Cigar has assumed 70% of the obligations of the Company under the Folz Employment Agreement with respect to any payments or benefits payable upon Mr. Folz's severance, death or disability. The base salary paid by Consolidated Cigar to Mr. Folz was $770,000 for the year ended December 31, 1996. In addition, subject to approval by stockholders of Consolidated Cigar, Mr. Folz is eligible to receive annual performance bonus payments under the Consolidated Cigar Performance Bonus Plan. See "-- Consolidated Cigar Performance Bonus Plan". The Folz Employment Agreement includes compensation for his duties as Chief Executive Officer of Mafco Worldwide. The portion allocable to Mafco Worldwide through November 25, 1996, the date of the Flavors Disposition, was reimbursed by Mafco Worldwide and is included in the compensation table above.

         Consolidated Cigar entered into an employment agreement with Mr. Ellis (the "Ellis Employment Agreement") with respect to an employment term commencing July 1, 1995 and ending on December 31, 1999, unless sooner terminated by Mr. Ellis' death, disability (in which case Consolidated Cigar may elect to terminate the employment agreement), gross neglect or willful misconduct (in which case Consolidated Cigar may terminate the employment agreement immediately upon written notice) or Mr. Ellis' willful and material failure to perform his contractual obligations or by Consolidated Cigar's material breach of the Ellis Employment Agreement. After December 31, 1998, Consolidated Cigar may give notice of non-renewal, in which case the term of the agreement will be extended for a period of twelve months following such notice. From and after January 1, 2000, the term will be automatically extended day-by-day until Consolidated Cigar gives notice of non-renewal, in which case the term will be extended for a period of twelve months. In the event that Consolidated Cigar breaches the Ellis Employment Agreement, Mr. Ellis is entitled to terminate the employment agreement; in that event, base salary, performance bonuses and benefits are to be paid to Mr. Ellis for the remaining term of the Ellis Employment Agreement or, if longer and if no non-renewal notice has been given by the Company prior to that time, twelve months, offset by any other compensation Mr. Ellis receives during this period. The Ellis Employment Agreement provides for an initial annual base salary of $217,500 for Mr. Ellis. The Employment Agreement also provides, subject to approval by stockholders of Consolidated Cigar, for annual performance bonus payments, subject to an annual maximum of $1 million, based on achievement by Consolidated Cigar of certain EBITDA targets, which bonus payments shall be made pursuant to the Consolidated Cigar Performance Bonus Plan, as set forth in the Ellis Employment Agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1996, Mr. Gittis and Ms. LaFontant-Mankarious served as members of the Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 28, 1997, the total number of shares of Company Common Stock beneficially owned, and the percent so owned, by each Director of the Company, by each person known to the Company to be the beneficial owner of more than 5% of the outstanding Company Common Stock, by each Named Executive Officer and by all Directors and executive officers of the Company as a group.

                                          NUMBER OF SHARES
                                            BENEFICIALLY          PERCENTAGE
         BENEFICIAL OWNER                     OWNED(A)             OF CLASS
         ----------------                     --------             --------
         Ronald O. Perelman(b)               20,027,752               85%
           35 East 62nd Street
           New York, New York 10021
         James  R. Maher(c)                     500,000                2%
         Philip E. Beekman                        5,000                *
         Howard Gittis                            5,000                *
         Drew Lewis                               2,000                *
         Barry F. Schwartz                        3,000                *
         Theo W. Folz(d)                         33,334                *
         Gary R. Ellis                            1,000                *
         All directors and executive officers
           as a group (10 persons)(e)(f)     20,577,086               86%

------------

*        Less than 1%

(a) Shares of Company Common Stock that an individual or group has a right to acquire within 60 days after March 28, 1997 pursuant to the exercise of options, warrants or other rights are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(b) All but 250,000 of such shares of Company Common Stock are indirectly owned by Mr. Perelman through Mafco Holdings. The remaining 250,000 shares represent shares of Company Common Stock as to which Mr. Perelman has the right to acquire beneficial ownership upon the exercise of stock options. All of the shares of Company Common Stock owned by Mafco Holdings are, and shares of intermediate holding companies may from time to time be, pledged to secure obligations of Mafco Holdings or its affiliates.

(c) Represents shares of Company Common Stock as to which Mr. Maher has the right to acquire beneficial ownership upon the exercise of stock options.

(d) Represents shares of Company Common Stock as to which Mr. Folz has the right to acquire beneficial ownership upon the exercise of stock options.

(e) Includes 250,000, 500,000 and 33,334 shares of Company Common Stock as to which Messrs. Perelman, Maher and Folz, respectively, have the right to acquire beneficial ownership upon the exercise of stock options.

(f) Neither Ms. LaFontant-Mankarious, who is a Director of the Company, nor Mr. Engelman, Executive Vice President and Chief Financial Officer of the Company, beneficially owns any shares of Company Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH MAFCO HOLDINGS

         Mafco Holdings currently indirectly owns approximately 85% of the outstanding shares of Company Common Stock. Mafco Holdings is wholly owned by Ronald O. Perelman. As a result of Mafco Holdings' stock ownership, the Company's Board of Directors is, and is expected to continue to be, comprised entirely of designees of Mafco Holdings, and Mafco Holdings is, and is expected to continue to be, able to direct and control the policies of the Company and its subsidiaries, including with respect to mergers, sales of assets and similar transactions.

         Mafco Holdings is a diversified holding company with interests in several industries. Through its 83% ownership of Revlon, Mafco Holdings is engaged in the cosmetics and skin care, fragrance and personal care products business. Mafco Holdings owns 83% of Coleman, which is engaged in the manufacture and marketing of recreational outdoor products, portable generators, power-washing equipment, spas and hot tubs and 65% of Meridian Sports, a manufacturer and marketer of specialized boats and water sports equipment. Marvel, a youth entertainment company, is 80% owned by Mafco Holdings. Mafco Holdings is also engaged through its 85% ownership of the Company, in the manufacture and distribution of cigars and pipe tobacco and through its 36% beneficial ownership of PCT, Mafco Holdings is engaged in the processing of licorice and other flavors . Mafco Holdings also is in the financial services business through its 80% ownership of California Federal. The principal executive offices of Mafco Holdings are located at 35 East 62nd Street, New York, New York 10021.

         Employees of affiliates of the Company provide services to the Company in connection with insurance and legal services, benefit plan administration and other services and the Company reimburses such affiliates for the allocated share of the costs related to such employees. In 1996 and

1995, the amount allocated to the Company was $624,549 and $436,414, respectively. The Company believes that the terms of such allocated services are at least as favorable to the Company as would be available from unaffiliated third parties.

         Included in accrued expenses and other liabilities are payables to Mafco Holdings and affiliates in the amount of $39.1 million and $2.0 million at December 31, 1996 and 1995, respectively, principally related to income taxes payable to Mafco Holdings pursuant to a tax sharing agreement. See "Tax Sharing Agreement" below.

TAX SHARING AGREEMENT

         The Company and certain of its domestic subsidiaries (including Consolidated Cigar) (the "Company Group") have been, for federal income tax purposes, members of an affiliated group of corporations of which Mafco Holdings is the common parent (the "Mafco Holdings Group"). Accordingly, the Company Group has been included in the consolidated federal income tax returns and, to the extent permitted by applicable law, included in combined state or local income tax returns filed on behalf of the old Mafco Holdings Group. Pursuant to a tax sharing agreement (the "Mafco Consolidated Tax Sharing Agreement") between the Company and Mafco Holdings, the Company is required to pay to Mafco Holdings with respect to each taxable year an amount equal to the consolidated federal and state and local income taxes that would have been incurred by the Company Group had it not been included in the consolidated federal and any combined state or local income tax returns filed by the Mafco Holdings Group. Pursuant to a tax sharing agreement (the "Subsidiary Tax Sharing Agreement") between the Company and Consolidated Cigar, Consolidated Cigar is required to pay to the Company with respect to each taxable year an amount equal to the consolidated federal and state and local income taxes that would have been incurred by Consolidated Cigar had it not been included in the consolidated federal and any combined state or local income tax returns filed by the Mafco Holdings Group.

         Since the completion of the Secondary Offering, Consolidated Cigar is no longer included in the Mafco Holdings Group consolidated tax returns and, instead, files its own tax returns and pays its own taxes on a separate company basis.

         Under existing federal income tax regulations the Company and Consolidated Cigar are liable for the consolidated federal income taxes of the Mafco Holdings Group for any taxable year in which they are a member of the Mafco Holdings Group. Pursuant to the Mafco Consolidated Tax Sharing Agreement and the Subsidiary Tax Sharing Agreement, Mafco Holdings has agreed to indemnify the Company, and the Company has agreed to indemnify Consolidated Cigar and its direct and indirect subsidiaries for any such federal income tax liability.

PROMISSORY NOTE

         In connection with the Cigar IPO, Cigar Holdings issued the Promissory Note in an original principal amount of $70 million to the Company. The Promissory Note is noninterest bearing, unsecured, subordinated to senior indebtedness (as defined in the Promissory Note) and repayable in whole or in part at any time or from time to time without premium or penalty. The Promissory Note is payable in quarterly installments of $2.5 million beginning March 31, 1997 with the final installment payable on December 31, 2003.

PURCHASE OF LICORICE EXTRACT

         Consolidated Cigar purchases all of the licorice extract used as flavoring and moistening agents in its manufacturing processes from Mafco Worldwide, which following the Flavors Disposition became an indirect wholly owned subsidiary of PCT. During the years ended December 31, 1996, 1995 and 1994, the Company purchased approximately $211,000, $269,000 and $265,000 of licorice extract from Pneumo Abex (successor by merger to Mafco Worldwide). The Company believes that the licorice extract purchased from Pneumo Abex was purchased on terms no less favorable to the Company than those obtainable in an arm's length transaction with an independent third party.

SPECIALTY PRODUCTS DIVISION

         Consolidated Cigar's Specialty Products Division assembles lipstick containers for Revlon Products, an 83% owned subsidiary of Mafco Holdings. Revlon Products purchased lipstick containers from the Company for approximately $958,000, $874,000 and $763,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company believes that the terms of such arrangements with Revlon Products were no less favorable to Consolidated Cigar than those obtainable in an arm's length transaction with an independent third party.

LICENSE AGREEMENT

         Pursuant to a license agreement, Mafco Holdings has licensed to Pneumo Abex on a royalty-free basis the right to use the name "MacAndrews & Forbes" until November 12, 1997.

REGISTRATION RIGHTS AGREEMENTS

         Pursuant to a Registration Rights Agreement, Mafco Consolidated Holdings has the right to require the Company to use its best efforts to register under the Securities Act and the securities or blue sky laws of any jurisdiction designated by Mafco Consolidated Holdings all or a portion of the shares of Company Common Stock acquired by Mafco Consolidated Holdings pursuant to the Abex Transactions (the "Registrable Shares"). The Company is not required to (i) effect a demand registration more than once in any 12 month period, (ii) effect more than two demand registrations with respect to the Registrable Shares or (iii) file a registration statement during periods (not to exceed 60 days) when (a) the Company is contemplating a public offering, (b) the Company is in possession of certain material non-public information or (c) audited financial statements are not available and their inclusion in a registration statement is required. In addition, and subject to certain conditions described in the Registration Rights Agreement, if at any time the Company proposes to register under the Securities Act an offering of shares of Company Common Stock or any other classes of equity securities, then Mafco Consolidated Holdings would have the right to require the Company to use its best efforts to effect the registration under the Securities Act and the securities or blue sky laws of any jurisdiction designated by Mafco Consolidated Holdings of all or a portion of the Registrable Shares as designated by Mafco Consolidated Holdings. The Company is responsible for all expenses relating to the performance of, or compliance with, the Registration Rights Agreement, except that Mafco Consolidated Holdings is responsible for underwriters' discounts and selling commissions with respect to the Registrable Shares being sold.

         Prior to the consummation of the Cigar IPO, the Company and Cigar Holdings entered into a Registration Rights Agreement pursuant to which the Company and certain transferees of the Class B

Common Stock, par value $0.01 per share (the "Class B Common Stock") of Cigar Holdings held by the Company (the "Holders") have the right to require Cigar Holdings to register (a "Demand Registration") all or part of the Class A Common Stock issuable upon conversion of the Class B Common Stock owned by such Holders under the Securities Act); provided that Cigar Holdings (i) will not be obligated to effect a Demand Registration within 180 days of the closing date of the Cigar IPO unless the managing underwriter in the Cigar IPO has given its consent and (ii) may postpone giving effect to a Demand Registration for up to a period of 30 days if Cigar Holdings believes such registration might have a material adverse effect on any plan or proposal by Cigar Holdings with respect to any financing, acquisition, recapitalization, reorganization or other material transaction, or Cigar Holdings is in possession of material non-public information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or in other material adverse consequences to Cigar Holdings. In addition, the Holders will have the right to participate in registrations by Cigar Holdings of its Class A Common Stock (a "Piggyback Registration"). Cigar Holdings will pay any expenses incurred in connection with any Demand Registration or Piggyback Registration, except for underwriting discounts, commissions and certain expenses attributable to the shares of Class A Common Stock sold by such Holders.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) (1 and 2) Financial statements and financial statement schedules. See Index to Consolidated Financial Statements and Schedules which appear on page F-1 herein.

         All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

     (3)  Exhibits

     EXHIBIT NO.     DESCRIPTION
     -----------     -----------

     2.1 Stock and VSR Purchase Agreement, dated as of October 23, 1996, by and among MC Group, PCT and PCT International Holdings Inc. (incorporated by reference to Exhibit 7 of MC Group's Schedule 13D, dated October 25, 1996, filed with respect to PCT). The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

     2.2 Agreement and Plan of Merger, dated as of February 20, 1997, among MC Group, Mafco Consolidated Holdings and MCG Acquisition Inc. (incorporated by reference to Exhibit 6 of Amendment No. 4 to Schedule 13D dated February 24, 1997, filed by Mafco Holdings and Mafco Consolidated Holdings with respect to MC Group).

     3.1 Restated Certificate of Incorporation of MC Group (incorporated by reference to Exhibit 4.1 to the Form 8-K of MC Group filed on June 15, 1995 (the "June 8-K")).

     3.2 Amendment dated May 13, 1996 to the Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to MC Group's Form 10-Q dated March 31,
                     1996).

     3.3             By-Laws of MC Group (incorporated by reference to Exhibit
                     4.2 to the June 8-K).

     4.1 Indenture by and between Consolidated Cigar and Continental Bank, National Association, as trustee, relating to the Senior Subordinated Notes due 2003 (incorporated by reference to Exhibit 10.2(j) to Amendment No. 2 to Cigar Holdings Registration Statement on Form S- 1 (No. 333-6819) as filed July 30, 1996 (the "1996 Cigar S-1).

     4.2 Value Support Rights Agreement dated November 20, 1996 between MC Group and American Stock Transfer & Trust Company, as the trustee (incorporated by reference to Exhibit 4.1 of MC Group's Form 8- K dated November 25,
                     1996).

     4.3 Amendment No. 1 to the Value Support Rights Agreement, dated as of December 20, 1996, between MC Group and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1(b) of MC Group's Form S-1 Registration Statement dated December 26, 1996 (No. 333-15257) (the "VSR Registration Statement")).

     4.4 Form of Indenture for the VSR Notes (incorporated by reference to Exhibit 4.2 of the VSR Registration Statement).

     10.1 Credit Agreement between Consolidated Cigar and The Chase Manhattan Bank, N.A., dated as of February 23, 1993 (incorporated by reference to Exhibit 10.2 to Amendment No. 2 of Consolidated Cigar Corporation's Registration Statement on Form S-1 (Registration No. 33- 56902)).

     10.2(a) Amendment No. 1 to the Credit Agreement, dated as of March 2, 1993 (incorporated by reference to Exhibit 10.2(a) to Consolidated Cigar's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

     10.2(b) Amendment No. 2 to the Credit Agreement, dated as of March 12, 1993 (incorporated by reference to Exhibit 10.2(b) to Consolidated Cigar's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

     10.2(c) Amendment No. 3 to the Credit Agreement, dated as of March 17, 1993 (incorporated by reference to Exhibit 10.2(c) to Consolidated Cigar's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

     10.2(d) Amendment No. 4 to the Credit Agreement, dated as of April 5, 1993 (incorporated by reference to Exhibit 10.2(d) to Consolidated Cigar's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

     10.2(e) Amendment No. 5 to the Credit Agreement, dated as of June 15, 1993 (incorporated by reference to Exhibit 10.2(e) to Consolidated Cigar's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

     10.2(f) Amendment No. 6 to the Credit Agreement, dated as of September 12, 1994 (incorporated by reference to Exhibit 10.2(f) to Consolidated Cigar's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     10.2(g) Amendment No. 7 to the Credit Agreement, dated as of May 31, 1995 (incorporated by reference to Exhibit 10.2(g) to Consolidated Cigar's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

     10.2(h) Amendment No. 8 to the Credit Agreement, dated as of October 18, 1995 (incorporated by reference to Exhibit 10.2(h) to Consolidated Cigar's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

     10.2(i) Amendment No. 9 to the Credit Agreement, dated as of March 13, 1996 (incorporated by reference to Exhibit 10.2(i) of Amendment No. 1 of Cigar Holdings' Registration Statement on Form S-1 (Registration No. 333-6819)).

     10.2(j) Amendment No. 10 to the Credit Agreement, dated as of July 31, 1996 (incorporated by reference to Exhibit 10.3 of Amendment No. 2 of Cigar Holdings' Registration Statement on Form S-1 (Registration No. 333- 6819)).

     10.2(k) Amendment No. 11 to the Credit Agreement dated as of February 3, 1997 (incorporated by reference to Exhibit 10.1(k) to Consolidated Cigar's Registration Statement on Form S-1 (Registration No. 333-20743)).

     10.3 Indenture by and between Consolidated Cigar and Continental Bank, National Association, as Trustee, relating to the Senior Subordinated Notes due 2003 (incorporated by reference to Exhibit 10.2(j) of Amendment No. 2 of Cigar Holdings' Registration Statement on Form S-1 (Registration No. 333-6819)).

     10.4(a) Guarantee and Security Agreement, dated as of March 3, 1993, between the Registrant and The Chase Manhattan Bank, N.A. (incorporated by reference to Exhibit 10.16(a) of Amendment No. 2 of Cigar Holdings' Registration Statement on Form S-1 (Registration No. 333-6819)).

     10.4(b) First Amendment to Guarantee and Security Agreement, dated as of July 31, 1996 (incorporated by reference to Exhibit 10.16(b) of Amendment No. 2 of Cigar Holdings' Registration Statement on Form S-1 (Registration No. 333-6819)).

     10.5 Promissory Note issued by Cigar Holdings to MC Group (incorporated by reference to Exhibit 10.5 of the VSR Registration Statement).

     10.6 Agreement and Plan of Merger, dated as of January 6, 1995, as amended, between Abex and Mafco Holdings, without disclosure schedules (incorporated by reference to

     10.7 Separation Agreement, dated as of June 15, 1995, by and between Fisher Scientific International Inc. ("Fisher Scientific") and C&F (incorporated by reference to
                     Exhibit 10.1 to the June 8-K).

     10.8 Transfer Agreement, dated as of June 15, 1995, among PCT, MCG Intermediate Holdings Inc., Pneumo Abex and PCT International Holdings Inc. (incorporated by reference to
                     Exhibit 10.2 to the June 8-K).

     10.9 Securities Purchase Agreement, dated as of June 26, 1995 between Libra and the Registrant (incorporated by reference to Exhibit 10.3 to MC Group's Current Report on Form 8-K dated June 30, 1995).

     10.10 Letter Agreement, dated as of June 26, 1995, between MC Group and PCT (incorporated by reference to Exhibit 10.4 to the June 8-K).

     10.11 Letter Agreement, dated as of February 5, 1996, between MC Group and PCT (incorporated by reference to Exhibit 6 to Amendment No. 2 to the Schedule 13D dated February 8, 1996 filed by Mafco Holdings, C&F (Parent) Holdings Inc. and MC Group in connection with PCT's capital stock).

     10.12 Tax Sharing Agreement between Abex and PCT dated June 15, 1995 (incorporated by reference to Exhibit 10.5 to MC Group's Form 10-K dated December 31, 1995).

     10.13 Tax Sharing Agreement between MC Group and Mafco Holdings dated June 15, 1995 (incorporated by reference to Exhibit
                     10.6 to MC Group's Form 10-K dated December 31, 1995).

     10.14 Amended and Restated Tax Sharing Agreement by and among Mafco Holdings, MC Group, Cigar Holdings and Consolidated Cigar (incorporated by reference to Exhibit 10.7 to Mafco's Form 10-K dated December 31, 1995).

     10.15 Second Amended and Restated Tax Allocation Agreement by and among Mafco Holdings, MC Group, Flavors (Parent) Holdings Inc., Flavors and Mafco Worldwide Corporation (incorporated by reference to Exhibit 10.8 to Mafco's Form 10-K dated December 31, 1995).

     10.16 Registration Rights Agreement, dated as of August 21, 1996, between MC Group and Cigar Holdings (incorporated by reference to Exhibit 10.22 of the VSR Registration Statement).

     10.17 Registration Rights Agreement between MC Group and PCT (incorporated by reference to Exhibit 2 to the Schedule 13D dated June 26, 1995 filed by Mafco Holdings, Mafco Consolidated Holdings and MC Group in connection with PCT's capital stock).

     10.18 Registration Rights Agreement, dated as of June 15, 1995, between MC Group, Mafco Consolidated Holdings and Mafco Holdings (incorporated by reference to Exhibit 2 to the Schedule 13D dated June 26, 1995 filed by Mafco Holdings and Mafco Consolidated Holdings in connection with MC Group's capital stock).

     10.19 Stock Purchase Agreement, dated April 28, 1988, between Pneumo Abex and Whitman (incorporated by reference to Exhibit 2.1 to Pneumo Abex's Registration Statement on Form S-1, Commission File No. 33- 22725) as amended by an Amendment, dated as of August 29, 1988, and a Second Amendment and related Settlement Agreement, dated September 23, 1991 (incorporated by reference to Exhibit
                     10.04 to Abex's Annual Report on Form 10-K for 1992).

     10.20 Asset Purchase Agreement, dated as of May 15, 1993, between Pneumo Abex and The BF Goodrich Company ("BF Goodrich") (incorporated by reference to Exhibit 2.1 to Abex's Current Report on Form 8-K dated June 10, 1993).

     10.21 Asset Purchase Agreement, dated as November 21, 1994, by and between Pneumo Abex and Wagner Electric Corporation (incorporated by reference to Exhibit 1 to Abex's Current Report on Form 8-K dated November 21, 1994).

     10.22 Lease Agreement, dated as of June 15, 1995, between Liberty Lane Real Estate, Inc. ("Liberty Lane") and Fisher Scientific (incorporated by reference to Exhibit
                     10.14 to MC Group's Form 10-K dated December 31, 1995).

     10.23 Option Agreement, dated as of June 15, 1995, between Liberty Lane and Fisher Scientific (incorporated by reference to Exhibit 10.15 to MC Group's Form 10-K dated December 31, 1995).

     10.24 Mortgage and Security Agreement, dated as of June 15, 1995, between Liberty Lane and Fisher Scientific (incorporated by reference to Exhibit 10.16 to MC Group's Form 10-K dated December 31, 1995).

     10.25 Reimbursement Agreement, dated as of March 3, 1993, between Consolidated Cigar and Mafco Holdings (incorporated by reference to Exhibit 10.10 to Consolidated Cigar's Registration Statement on Form S-1 (Registration No. 333-6819)).

     10.26 Agreement and Plan of Merger, dated as of March 26, 1992, by and among Koll (formerly Henley Properties, Inc.), HP Merger Co. and Henley (incorporated by reference to Exhibit 2.01 to Abex's Registration Statement on Form S-1, Commission File No. 33-48521).

     10.27 Transition Agreement, dated as of July 16, 1992, among Abex, Henley and Koll (incorporated by reference to Exhibit 10.02 to Abex's Annual Report on Form 10-K for
                     1992).

     10.28 Amendment No. 1 to the Transition Agreement, dated as of April 1, 1993 between Abex and Koll (incorporated by reference to Exhibit 10.18 to Abex's Registration Statement on Form S-4, Commission File No. 33-92188).

     10.29 Tax Sharing Agreement, dated as of June 10, 1992, between Abex and Henley (incorporated by reference to Exhibit
                     10.03 to Abex's Annual Report on Form 10-K for 1992).

     10.30 Letter Agreement, dated as of July 15, 1992, between Abex and the Pension Benefit Guaranty Corporation ("PBGC") (incorporated by reference to Exhibit 10.16 to Abex's Annual Report on Form 10-K for 1992).

     10.31 Letter Agreement, dated as of July 15, 1992, made by Henley in favor of PBGC (incorporated by reference to Exhibit 10.17 to Abex's Annual Report on Form 10-K for
                     1992).

     10.32 Pension Agreement, dated as of July 16, 1992, among Koll, Henley and Abex (incorporated by reference to Exhibit
                     10.18 to Abex's Annual Report on Form 10-K for 1992).

     10.33 Conditional Guarantee, dated as of July 9, 1992, among Abex, Henley, Koll and Allied-Signal Inc.
                     ("Allied-Signal") (incorporated by reference to Exhibit
                     10.19 to Abex's Annual Report on Form 10-K for 1992).

     10.34 Reimbursement Agreement, dated as of July 16, 1992, among Henley, Koll and Abex (incorporated by reference to Exhibit 10.20 to Abex's Annual Report on Form 10-K for
                     1992).

     10.35 Tax Sharing Agreement, dated as of December 15, 1988, between Wheelabrator Technologies Inc. ("WTI") and Koll (incorporated by reference to Exhibit 10.02 to Amendment No. 3 on Form 8 to Koll's Registration Statement on Form 10, Commission File No. 0-17189).

     10.36 Modification Agreement, dated as of August 24, 1989, among WTI, Resco Holdings Inc. ("RHI"), Henley, Waste Management of North America, Inc. and a subsidiary of Henley (incorporated by reference to Exhibit 10.32 to Henley's Registration Statement on Form 10, Commission File No. 0-18004), as amended by the Assignment, Assumption and Release Agreement, dated as of December 18, 1989 (incorporated by reference to Exhibit 10.69 to WTI's Registration Statement on Form S-4, Reg. No. 33-36118), as amended by Termination and Amendment Agreement, dated as of December 31, 1991, among Henley, Koll, WTI and RHI (incorporated by reference to Exhibit
                     10.39 to Henley's Annual Report on Form 10-K for 1991, Commission File No. 0-18004).

     10.37 Environmental Expenditures Agreement, dated as of July 28, 1989, among Koll, WTI, New Hampshire Oak, Inc. ("New Hampshire Oak") and Fisher Scientific Group Inc. ("Fisher Group") (incorporated by reference to Exhibit 10(a) to Henley Properties' Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, Commission File No. 0-17189), as amended by Assignment and Assumption Agreement, dated as of January 1, 1990, among Koll, Henley, New Hampshire Oak, Fisher Group, WTI and Henley Holdings, Inc. (incorporated by reference to Exhibit
                     10.34 to Henley's Annual Report on Form 10-K for 1989, Commission File No. 0-18004).

     10.38 Restated Environmental Matters Agreement, dated as of July 28, 1989, among Allied-Signal, Koll, WTI, New Hampshire Oak and Fisher Group (incorporated by reference to Exhibit 10(b) to Henley Properties' Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, Commission File No. 0-17189), amended by the Assignment, Assumption and Indemnification Agreement, dated as of December 21, 1989, among Henley, Henley Properties, New Hampshire Oak, Fisher Group, WTI and Allied-Signal (incorporated by reference to Exhibit 10.35 to Henley's Annual Report on Form 10-K for 1989, Commission File
                     No. 0-18004).

     10.39 Tax Sharing Agreement, dated as of February 26, 1986, between Allied-Signal and WTI (incorporated by reference to Exhibit 10E to WTI's Registration Statement on Form 10, Commission File No. 0-114246).

     10.40 Guarantee Agreement, dated as of June 10, 1993, between Abex and BF Goodrich (incorporated by reference to Exhibit 2.2 to Abex's Current Report on Form 8-K dated June 10, 1993).

     10.41 Mutual Guaranty Agreement, dated as of December 30, 1994, between Abex and Cooper Industries Inc. (incorporated by reference to Exhibit 10.29 to Abex's Registration Statement on Form S-4, Commission File No. 33-92188).

     10.42* Mutual release and Settlement Agreement, dated as of March 11, 1997, among MC Group, New Abco Holdings Inc., Koll, Henley and New Henley Holdings Inc.

                     MANAGEMENT CONTRACTS AND COMPENSATORY PLANS

     10.43           Employment Agreement by and between MC Group and James R.
                     Maher effective as of July 1, 1995 (incorporated by reference to Exhibit 10.33 to MC Group's Form 10-K dated December 31, 1995).

     10.44 Amendment dated March 15, 1996 to Employment Agreement effective July 1, 1995 between MC Group and James R. Maher (incorporated by reference to Exhibit 10.1 to MC Group's Form 10-Q dated March 31, 1996).

     10.45           Employment Agreement by and between MC Group and Theo W.
                     Folz effective as of July 1, 1995 (incorporated by reference to Exhibit 10.34 to MC Group's Form 10-K dated December 31, 1995).

     10.46 First Amendment dated February 29, 1996 to Employment Agreement dated July 1, 1995 by and between MC Group and Theo W. Folz (incorporated by reference to Exhibit 10.35 to MC Group's Form 10-K dated December 31, 1995).

     10.47 Second Amendment, dated August 1, 1996, to the Employment Agreement, dated July 1, 1995, between MC Group and Theo
                     W. Folz (incorporated by reference to Exhibit 10.4(c) of Amendment No. 2 of Cigar Holdings' Registration Statement on Form S-1 (Registration No. 333-6819)).

     10.48 Executive Employment Agreement, dated as of August 1, 1996, between Consolidated Cigar and Theo W. Folz (incorporated by reference to Exhibit 10.17 of Amendment No. 2 of Cigar Holdings' Registration Statement on Form S-1 (Registration No. 333-6819)).

     10.49 Employment Agreement, dated as of August 15, 1996, between Consolidated Cigar and Gary R. Ellis.

     10.50 The Company's 1995 Stock Option Plan (incorporated by reference to Exhibit 10.2 to MC Group's Form 10-Q dated March 31, 1996).

     10.51 The Company's Performance Bonus Plan (included within and incorporated by reference to the Employment Agreement effective July 1, 1995 between the Company and James R. Maher, filed as Exhibit 10.43).

     10.52 The Company's Chief Executive Officer Transaction Bonus Plan (included within and incorporated by reference to the Employment Agreement effective July 1, 1995 between the Company and James R. Maher, filed as Exhibit 10.43).

     10.53 The Company's Tobacco Products Group Performance Bonus Plan (incorporated by reference to Exhibit 10.5 to MC Group's Form 10-Q dated March 31, 1996).

     10.54 Cigar Holdings' 1996 Stock Plan (incorporated by reference to Exhibit 10.12 of Amendment No. 2 of Cigar Holdings' Registration Statement on Form S-1
                     (Registration No. 333-6819)).

     10.55 Pension Plan Merger Agreement into Abex Retirement Plan (incorporated by reference to Exhibit 10.1 to Consolidated Cigar's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

     21*             List of Subsidiaries

     23*             Consent of Independent Auditors

     24* Powers of Attorney executed by Messrs. Perelman, Beekman, Folz, Gittis, LaFontant-Mankarious, Maher and Lewis.

     27*             Financial Data Schedule


*Filed herewith

    (b) Reports on Form 8-K filed during the quarter ended December 31, 1996:

    Form 8-K filed on November 27, 1996 (Items 2 and 7).

    Form 8-K/A filed on December 23, 1996 (Item 7).

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MAFCO CONSOLIDATED GROUP INC.
                                             (Registrant)



Dated:  March 28, 1997                By: James R. Maher*
                                         --------------------------------------
                                          James R. Maher
                                          President and Chief Executive Officer


Dated:  March 28, 1997                By:/s/ Irwin Engelman
                                         --------------------------------------
                                          Irwin Engelman
                                          Executive Vice President and
                                          Chief Financial Officer


Dated:  March 28, 1997                By:/s/ Laurence Winoker
                                         --------------------------------------
                                          Laurence Winoker
                                          Vice President and Controller
                                          (Chief Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                          TITLE                    DATE
     ---------                          -----                    ----

     Ronald O. Perelman *               Director                 March 28, 1997
------------------------------------
     Ronald O. Perelman


     Philip E. Beekman *                Director                 March 28, 1997
------------------------------------
     Philip E. Beekman


     Theo W. Folz *                     Director                 March 28, 1997
------------------------------------
     Theo W. Folz


     Howard Gittis *                    Director                 March 28, 1997
------------------------------------
     Howard Gittis


     Jewel S. LaFontant-Mankarious *    Director                 March 28, 1997
------------------------------------
     Jewel S. LaFontant-Mankarious


     James R. Maher *                   Director                 March 28, 1997
------------------------------------
     James R. Maher


     Drew Lewis *                       Director                 March 28, 1997
------------------------------------
     Drew Lewis

         *The undersigned by signing his name hereto does hereby execute this Annual Report pursuant to powers of attorney filed as exhibits to this Annual Report.


Dated:  March 28, 1997                     By:/s/ Laurence Winoker
                                              ---------------------------------
                                                Laurence Winoker
                                                Attorney-in-Fact

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
                          --------------------------

                    ITEM 8, ITEM 14 (A)(1) AND (2) AND (D)
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                              STATEMENT SCHEDULE
                         YEAR ENDED DECEMBER 31, 1996




                                                                                                             Pages
                                                                                                             -----
         The following consolidated financial statements of Mafco Consolidated Group
Inc. and Subsidiaries are included in Item 8:

Report of Independent Auditors ...............................................................................F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995..................................................F-3

Consolidated Statements of Earnings
         for the years ended December 31, 1996, 1995 and 1994.................................................F-4

Consolidated Statements of Stockholders' Equity (Deficit)
         for the years ended December 31, 1996, 1995 and 1994.................................................F-5

Consolidated Statements of Cash Flows
         for the years ended December 31, 1996, 1995 and 1994.................................................F-6

Notes to Consolidated Financial Statements....................................................................F-7

         The following financial statement schedule of Mafco Consolidated Group Inc. is included in Item 14(d):

Schedule II- Valuation and Qualifying Accounts................................................................F-34

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Mafco Consolidated Group Inc.


We have audited the accompanying consolidated balance sheets of Mafco Consolidated Group Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The 1995 financial statements of Power Control Technologies Inc. (a corporation in which the Company has a 29% common equity interest), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the 1995 consolidated financial statements relates to data included for Power Control Technologies Inc., it is based solely on their report.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mafco Consolidated Group Inc. and subsidiaries at December 31, 1996 and 1995 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



                                              Ernst & Young LLP


New York, New York
February 11, 1997

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               DECEMBER 31,
                                                                   ------------------------------------
                   ASSETS                                               1996                1995
                                                                   ----------------   -----------------
Current assets:
   Cash and cash equivalents                                        $      6,222         $   93,417
   Trading securities                                                    409,605                190
   Notes and trade receivables, net                                       19,498             25,211
   Inventories                                                            45,957             84,494
   Prepaid expenses and other                                             25,396             25,420
                                                                   ----------------   -----------------
      Total current assets                                               506,678            228,732

Property, plant and equipment, net                                        37,277             46,052
Pension asset                                                             62,738             57,245
Investment in PCT preferred and common stock                              12,996             55,547
Trademarks, net                                                           31,155             32,021
Intangible assets related to businesses acquired, net                     59,723             62,770
Other assets                                                              58,934             78,232
                                                                   ================   =================
                                                                    $    769,501         $  560,599
                                                                   ================   =================


      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt and short-term borrowings      $          -         $   10,960
   Accounts payable                                                        7,323              9,595
   Accrued expenses and other                                            100,847             55,515
                                                                   ----------------   -----------------
      Total current liabilities                                          108,170             76,070

Long-term debt                                                            97,500            218,678
Deferred income taxes                                                     36,109              5,280
Other liabilities                                                        167,230            156,850

Commitments and contingencies

Stockholders' equity:
   Common stock, par value $.01 per share, 250,000,000 shares
     authorized, 24,722,190 shares issued in 1996 and 1995                   247                247
   Additional paid-in-capital                                            167,105            167,105
   Retained earnings (accumulated deficit)                               223,043            (35,605)
   Currency translation adjustment                                             -              1,877
   Treasury stock at cost (1,484,850 shares)                             (29,903)           (29,903)
                                                                   ----------------   -----------------
      Total stockholders' equity                                         360,492            103,721
                                                                   ================   =================
                                                                    $    769,501         $  560,599
                                                                   ================   =================


                See notes to consolidated financial statements.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                       1996               1995               1994
                                                                  ---------------    ---------------    ---------------

   Net sales                                                       $      310,659     $      261,126     $      226,879
   Cost of sales                                                          177,854            154,022            135,967
                                                                  ---------------    ---------------    ---------------
   Gross profit                                                           132,805            107,104             90,912

   Selling, general and administrative expenses                            54,161             51,360             37,906
                                                                  ---------------    ---------------    ---------------
   Operating income                                                        78,644             55,744             53,006

   Interest expense                                                       (24,589)           (27,174)           (27,547)
   Interest and investment income                                          13,045              5,958                242
   Amortization of deferred charges and bank fees                          (1,945)            (2,095)            (2,044)
   Equity in earnings from continuing operations and preferred
         dividends of PCT                                                   3,850                727                  -
   Gain on Flavors Disposition                                            151,747                  -                  -
   Gain on Cigar IPO                                                      127,809                  -                  -
   Other (expense) income, net                                               (141)              (366)               156
                                                                  ---------------    ---------------    ---------------
   Income from continuing operations before income taxes                  348,420             32,794             23,813

   Provision for income taxes                                            (104,824)            (9,703)            (7,478)
                                                                  ---------------    ---------------    ---------------
   Income from continuing operations                                      243,596             23,091             16,335

   Discontinued operations
         Equity in discontinued operations of PCT,
              net of income taxes of $1,311 and $712                       15,052              1,322                  -
                                                                  ---------------    ---------------    ---------------
   Income before before extraordinary item                                258,648             24,413             16,335

   Extraordinary item, net of tax benefit of $1,698                             -                  -             (2,667)
                                                                  ---------------    ---------------    ---------------

   Net income                                                      $      258,648     $       24,413     $       13,668
                                                                  ===============    ===============    ===============

   Income per share:
         Continuing operations                                     $        10.48     $         1.06     $         0.82
         Discontinued operations                                             0.65               0.06                  -
         Extraordinary item                                                     -                  -              (0.13)
                                                                  ---------------    ---------------    ---------------

                                                                   $        11.13     $         1.12     $         0.69
                                                                  ===============    ===============    ===============

   Weighted average common shares outstanding                              23,237             21,794             19,778




                See notes to consolidated financial statements.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (IN THOUSANDS)



                                   COMMON     COMMON      COMMON                  RETAINED
                                  STOCK OF   STOCK OF    STOCK OF   ADDITIONAL    EARNINGS/      CURRENCY
                                     MC       FLAVORS     CIGAR      PAID-IN    (ACCUMULATED    TRANSLATION   TREASURY
                                   GROUP     HOLDINGS    HOLDINGS    CAPITAL      DEFICIT)      ADJUSTMENT      STOCK     TOTAL
                                 ---------   --------    --------   ----------   ------------    -----------   --------- -------
Balance at December 31, 1993       $ -        $ 1         $ 1       $ 43,290      $ (68,686)      $  (34)        $  -    $(25,428)

Net income                                                                           13,668                                13,668
Currency translation adjustment                                                                      960                      960
                                --------   --------    --------    ---------     ----------      --------    --------     --------

Balance at December 31, 1994         -          1           1         43,290        (55,018)         926            -     (10,800)

Net income                                                                            24,413                               24,413
Currency translation adjustment                                                                       951                     951
Dividends                                                             (9,000)        (5,000)                              (14,000)
Abex merger, net of transaction
  costs                             247        (1)         (1)        71,197                                               71,442
Treasury stock                                                                                                 (29,903)   (29,903)
Retirement of value support
 rights                                                               61,618                                               61,618
                                --------   --------    --------    ---------     ----------      --------    --------     --------

Balance at December 31, 1995        247         -           -        167,105        (35,605)       1,877      (29,903)    103,721

Net income                                                                           258,648                              258,648
Currency translation adjustment                                                                    (1,877)                 (1,877)
                                 ---------   --------    --------    ---------     ----------      --------   ---------   --------

Balance at December 31, 1996      $ 24        $ -         $ -        167,105      $ 223,043       $    -     $(29,903)   $360,492
                                 =========   ========    ========    =========     ==========      ========   =========   ========



                See notes to consolidated financial statements.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                       YEAR ENDED DECEMBER 31,
                                                                             ---------------------------------------------
                                                                                 1996            1995            1994
                                                                             -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $   258,648     $    24,413     $    13,668
                                                                             -------------   -------------   -------------
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
      Extraordinary item                                                                -               -           4,365
      Gain on Flavors Disposition                                                (151,747)              -               -
      Gain on Cigar IPO                                                          (127,809)              -               -
      Depreciation and amortization                                                10,088          10,483          10,407
      Equity in earnings of affiliates in excess of distributions                 (18,613)         (1,894)              -
      Changes in assets and liabilities net of acquisitions and dispositions:
          Net increase in trading securities                                     (409,415)              -               -
          Increase in notes and trade receivables                                  (5,512)         (4,483)         (1,952)
          (Increase) decrease in inventories                                       (6,768)          1,449           5,503
          Increase (decrease) in accounts payable                                   2,684          (2,353)            912
          Decrease (increase) in restricted deposits                                1,987         (16,623)              -
          Deferred taxes, income taxes payable and other, net                      87,662          (4,888)            (87)
                                                                             -------------   -------------   -------------
                                                                                 (617,443)        (18,309)         19,148
                                                                             -------------   -------------   -------------
Net cash flows (used in) provided by operating activities                        (358,795)          6,104          32,816
                                                                             -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in Abex  Merger, net of transaction costs                                 -         174,837               -
Net proceeds from the Flavors Disposition                                         172,005               -               -
Capital expenditures                                                               (6,997)         (3,318)         (2,686)
Purchase of PCT Common Stock                                                            -         (33,653)              -
Proceeds from the sale of fixed and other assets                                       10           3,318           6,232
Other, net                                                                           (607)             (7)             (8)
                                                                             -------------   -------------   -------------
Net cash flows provided by investing activities                                   164,411         141,177           3,538
                                                                             -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                -               -          50,000
Repayment of borrowings                                                            (8,731)         (5,725)        (57,439)
Repayment of revolving loans, net                                                 (13,803)        (14,872)        (19,100)
Purchase of Company Common Stock and Abex VSRs                                          -         (29,903)              -
Net proceeds from the Cigar IPO                                                   127,809               -               -
Dividends paid                                                                          -         (14,000)              -
Due to affiliates and other, net                                                    1,984           1,233          (3,654)
                                                                             -------------   -------------   -------------
Net cash flows provided by (used in) financing activities                         107,259         (63,267)        (30,193)
                                                                             -------------   -------------   -------------
Effect of exchange rate changes on cash                                               (70)             80              64
                                                                             -------------   -------------   -------------
Net (decrease) increase in cash and cash equivalents                              (87,195)         84,094           6,225
Cash and cash equivalents at beginning of period                                   93,417           9,323           3,098
                                                                             -------------   -------------   -------------
Cash and cash equivalents at end of period                                    $     6,222     $    93,417     $     9,323
                                                                             =============   =============   =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
      Interest paid                                                           $    23,059     $    28,278     $    27,128
      Income taxes paid, net of refunds                                             3,590           6,789           7,731


                See notes to consolidated financial statements.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.       BACKGROUND AND BASIS OF PRESENTATION

         On June 15, 1995, stockholders of Abex Inc. ("Abex") approved and adopted an Agreement and Plan of Merger dated as of January 6, 1995 (as amended, the "Merger Agreement") by and between Abex and Mafco Holdings Inc. ("Mafco Holdings") and certain related agreements. Pursuant to the Merger Agreement and related agreements, on June 15, 1995, the following occurred:
(i) the transfer (the "Transfer"), to a subsidiary of Abex of substantially all of Abex's consolidated assets and liabilities, other than those relating principally to its Abex NWL Aerospace division and such division's overseas subsidiaries which continued to be owned indirectly by Power Control Technologies Inc. ("PCT"), (ii) the recapitalization of the capital stock of PCT into shares of common stock, par value $.01 per share (the "PCT Common Stock") and shares of Series A 8% Convertible Redeemable Preferred Stock (the "PCT Preferred Stock") with an aggregate liquidation preference of $20.0 million and is convertible, at the option of MC Group, into 2.5 million shares of PCT Common Stock, subject to adjustments and (iii) the merger (the "Merger") of Abex and C&F Merger Inc. ("C&F"), a wholly owned subsidiary of Mafco Holdings which owned indirectly 100% of the outstanding stock of Consolidated Cigar Holdings Inc. ("Cigar Holdings"), and Flavors Holdings Inc. ("Flavors") with Abex, which was renamed Mafco Consolidated Group Inc. ("MC Group" or the "Company"), as the surviving corporation in the Merger. Cigar Holdings and Flavors conduct their business operations through their respective wholly owned subsidiaries, Consolidated Cigar Corporation ("Consolidated Cigar") and Mafco Worldwide Corporation ("Mafco Worldwide"). As a result of the Merger, the Company acquired certain non-aerospace assets and assumed certain liabilities of Abex as well as acquired an interest in the PCT Preferred Stock. PCT, which became a separate publicly-traded company, continued to operate the aerospace business until April 1996 (See Note 3).

         Pursuant to the Merger, Abex's stockholders immediately prior to the effective time of the Merger (the "Effective Time"), received for each share of common stock, par value $.01 per share, of Abex (the "Abex Common Stock") held, in cancellation thereof, (a) one-quarter of one share of common stock of the Company, par value $.01 per share (the "MC Group Common Stock") and, where applicable, cash in lieu of a fractional share of MC Group Common Stock, (b) one share of PCT Common Stock, and (c) one value support right ("Abex VSR") issued by MVR Inc. ("MVR"), a wholly-owned subsidiary of the Company, and guaranteed by the Company. Shares of MC Group Common Stock were also issued upon cancellation of restricted units of Abex (the "Restricted Units") outstanding under Abex's Restricted Unit Plan for Non-Employee Directors immediately prior to the Effective Time, and shares of PCT Common Stock were also issued upon cancellation of Restricted Units and stock appreciation rights of Abex (the "SARs") outstanding under the 1992 Stock Plan for Executive Employees of Abex and its Subsidiaries immediately prior to the Effective Time. On an aggregate basis, Abex's stockholders and the holders of Restricted Units and SAR's received 100% of the shares of PCT Common Stock and Abex VSRs; Abex's stockholders and the holders of Restricted Units received 20% of the shares of MC Group Common Stock; and Mafco Consolidated Holdings Inc., formerly known as C&F (Parent) Holdings Inc. ("Mafco Consolidated Holdings"), a wholly owned subsidiary of Mafco Holdings, received 80% of the shares of MC Group Common Stock, in each case the percentages reflecting the amount outstanding immediately following completion of the Merger.

         As part of the Merger Agreement, Mafco Worldwide paid a dividend of $9.0 million and Consolidated Cigar paid a dividend of $5.0 million which were distributed to Mafco Holdings immediately before the Merger.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The Merger was accounted for as a purchase of certain assets and the assumption of certain liabilities of Abex, with C&F treated as the acquiror for accounting purposes. Beginning June 15, 1995, the date of the Merger, the financial statements of the Company reflect the consolidated results of Flavors through November 25, 1996, the date of the Flavors Disposition, as described below, Cigar Holdings and the assets and liabilities of Abex acquired in the Merger. For all periods from March 3, 1993, the first date that Flavors and Cigar Holdings were under the common control of Mafco Holdings, to June 15, 1995, the financial statements reflect the combined results of Flavors and Cigar Holdings. In connection with the Merger, the Company recorded the assets acquired and liabilities assumed at their estimated fair market value, with the difference recorded as a credit to additional paid-in-capital, as follows (in millions):

         Cash, net of transaction expenses of $6.7........  $174.8
         Other current assets.............................    12.9
         Pension asset....................................    60.8
         Other long term assets...........................    98.5
         Accrued expense and other........................    37.2
         Abex VSR obligation..............................    62.0
         Other liabilities................................   176.4
         Stockholders' equity.............................    71.4

         The Abex VSRs were designed to help ensure that, within a stated time period and subject to certain limitations, the combined market values of the securities received in the Merger by Abex's stockholders was at least $10 per share. The Abex VSRs were valued based on 20,667,142 Abex VSRs issued at the maximum payment per Abex VSR of $3.00. The Abex VSRs expired in accordance with their terms without the need for any payment on September 19, 1995. As a result of the purchase of Abex VSRs by the Company and the expiration of all the Abex VSRs, stockholders' equity increased by $61.6 million.

         On December 11, 1992, Triple C, Mafco Holdings and its wholly owned subsidiary Consolidated Cigar Holdings Inc. ("CCC Holdings"), entered into an agreement and plan of merger (the "Cigar Merger Agreement"), pursuant to which CCC Holdings was merged into Triple C with Triple C being the surviving corporation. Pursuant to the merger which was consummated on March 3, 1993, Mafco Holdings acquired all the outstanding shares of Triple C common stock and warrants to purchase Triple C common stock (the "1993 Acquisition"), for an aggregate purchase price of approximately $188.0 million, including fees and expenses. Immediately following the 1993 Acquisition, Triple C merged into Consolidated Cigar with Consolidated Cigar being the surviving corporation. As a result, Consolidated Cigar became an indirect wholly owned subsidiary of Mafco Holdings.

         On November 25, 1996, MC Group and PCT consummated the transactions contemplated by a Stock and VSR Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, among other things, all the issued and outstanding shares (the "Shares") of capital stock of Flavors were sold (see
Note 3).

         The financial statements have been restated to reflect the Company's equity in the discontinued operations of PCT. Certain financial statement items and financial statement disclosures for prior years have been reclassified to be comparable with the 1995 presentation.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The Company currently operates in the tobacco products business. The Company's tobacco products include cigars and pipe tobacco products manufactured and distributed by Consolidated Cigar and licorice extract and flavoring agents manufactured and distributed by Mafco Worldwide through November 25, 1996, the date of the Flavors Disposition (See Note 3).

2.       SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

         The consolidated financial statements include the accounts of the Company and its majority and wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments of less than 50% but greater than 20% in affiliates are accounted for on the equity method.

Revenue Recognition:

         Revenue is recognized from product sales upon shipment. Allowances for sales returns, customer incentive programs and promotions are recorded at the time of sale.

Restricted Cash:

         Restricted cash of $14.6 million and $16.6 million included in other assets at December 31, 1996 and 1995, respectively, reflects segregated cash held for the benefit of certain parties to cover obligations related to certain prior dispositions and certain environmental and insurance matters.

Inventories:

         Leaf tobacco is carried at the lower of average cost or market. In accordance with generally recognized industry practice, all leaf tobacco inventory is classified as current although portions of such inventory, because of the duration of the aging process, ordinarily would not be utilized within one year. Cigar and other inventories are generally valued at the lower of cost (using the first-in, first-out method) or market.

Property, Plant and Equipment:

         Property, plant and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets ranging from 3 to 20 years. Leasehold improvements are amortized over their estimated useful lives or the terms of the leases, whichever is shorter. Repairs and maintenance are charged to operations as incurred, and expenditures for additions and improvements are capitalized.

Trademarks:

         Trademarks consist of registered and unregistered tradenames of cigars or other tobacco brands which are being amortized on a straight-line basis over 40 years. Accumulated amortization of trademarks was $3.3 million and $2.5 million in 1996 and 1995, respectively.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Intangible Assets Related to Businesses Acquired:

         Intangible assets related to businesses acquired primarily represents goodwill related to the 1993 Acquisition which is being amortized on a straight-line basis over 40 years, consistent with industry practice. The Company's accounting policy regarding the assessment of the recoverability of the carrying value of goodwill is to review the carrying value of goodwill if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted future cash flows of the Company, the carrying value of goodwill will be reduced to its estimated fair value. Accumulated amortization of intangible assets related to businesses acquired was $6.6 million and $5.3 million in 1996 and 1995, respectively.

Impairment of Long-Lived Assets:

         The Company accounts for the impairment of long-lived assets under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of SFAS 121 did not impact the results of operations of the Company.

Advertising:

         The Company expenses advertising costs as incurred. Amounts charged to advertising expense totaled $2.1 million, $1.2 million and $0.9 million for the years ended December 31, 1996, 1995 and 1994, respectively.

Earnings Per Share:

         Earnings per share has been computed using the weighted average number of common shares outstanding. For periods prior to the Merger, the weighted average number of shares outstanding reflect the number of shares issued to Mafco Consolidated Holdings in the Merger. The dilutive effect of options outstanding under the Company's stock option plan is not material.

Interest Rate Swaps:

         The Company entered into interest rate swap agreements to modify the interest characteristics of its outstanding debt from a fixed to a floating rate basis. These agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in accrued expenses. To the extent previous interest rate swap agreements have been terminated, the resulting gain is being recognized over the remaining original life of the terminated agreements. The fair values of the swap agreements (See Note 8), are not recognized in the financial statements.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Issuance of Subsidiary Stock:

         The Company recognizes gains and losses on issuances of subsidiary stock in its Consolidated Statements of Earnings.

Stock-Based Compensation:

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note 12.)

Income Taxes:

         The Company computes income taxes under the liability method. Under the liability method, deferred income taxes are generally determined based on the difference between the financial statement and tax bases of assets and effect in the years in which the differences are expected to reverse. Net deferred tax assets are recorded when it is more likely than not that such tax benefits will be realized.

Concentration of Credit Risk:

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company's customers are geographically dispersed but are concentrated in the tobacco industry. The Company historically has had no material losses on its trade receivables from customers in the tobacco industry in excess of allowances provided.

Cash Flow Information:

         Cash equivalents are considered to be all highly liquid investments with maturities of three months or less when acquired and exclude restricted cash.

Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The most significant estimates included in the preparation of the financial statements are related to actuarial assumptions used in the determination of the pension asset and liability, postretirement benefit liability and the valuation of deferred tax assets.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.       ACQUISITIONS AND DISPOSITIONS

         On July 17, 1995, pursuant to a securities purchase agreement dated as of June 26, 1995, MC Group purchased from Libra Invest & Trade Ltd. ("Libra") for approximately $63.9 million, including expenses, 5,939,400 shares of PCT Common Stock, 5,939,400 Abex VSRs, and 1,484,850 shares of MC Group Common Stock (the "Libra Purchase"). Of the total purchase price of approximately $63.9 million, approximately $29.9 million was allocated to the purchase of 1,484,850 shares of MC Group Common Stock and is classified as treasury stock. In connection with such purchase, the Company entered into an agreement with PCT which, subject to certain exceptions, will limit the Company's ability to dispose of its shares of PCT Preferred Stock and PCT Common Stock for a period of three years. As a result of this transaction, the Company's investment in PCT increased to approximately 29% of PCT Common Stock (36% on a fully diluted basis).

         The Company accounts for its investment in PCT on the equity method. At December 31, 1996, PCT had total assets, total liabilities, redeemable convertible preferred stock, and stockholders' equity of $318.1 million, $132.1 million, $20.0 million and $166.0 million, respectively. At December 31, 1995, PCT had total assets, total liabilities, redeemable preferred stock and stockholders' equity of $51.3 million, $8.8 million, $20.0 million and $22.5 million, respectively. For the year ended December 31, 1996, PCT had income from continuing operations, income from discontinued operations and net income of $10.4 million, $158.1 million and $168.5 million, respectively. For the year ended December 31, 1995, PCT had a loss from continuing operations, income from discontinued operations and net income of $4.0 million, $16.9 million and $11.3 million, respectively. At December 31, 1996 the market value of PCT Common Stock owned by the Company was $44.5 million.

         On April 15, 1996, PCT sold its aerospace operations, including substantially all of its assets, to Parker Hannifin Corporation ("Parker Hannifin") for an aggregate cash consideration of approximately $201.1 million before transaction costs and recognized a gain in discontinued operations of $153.7 million.

         On August 21, 1996, Cigar Holdings completed an initial public offering of 6,075,000 shares of its Class A common stock (the "Cigar IPO"). The net proceeds to Cigar Holdings from the Cigar IPO of approximately $127.8 million were paid as a dividend to the Company. As a result of the Cigar IPO, the Company beneficially owns 80.2% of the outstanding shares of capital stock of Cigar Holdings (representing approximately 97.6% of the combined voting power), which owns 100% of the outstanding shares of capital stock of Consolidated Cigar. In connection with the Cigar IPO, the Company recorded a gain of $127.8 million.

         On November 25, 1996, the Company sold (the "Flavors Disposition") to a subsidiary of PCT (i) all of the outstanding shares of Flavors common stock and (ii) 23,156,502 Value Support Rights ("VSRs") for aggregate consideration of approximately $297.3 million, consisting of $180.0 million in cash, the assumption of approximately $110.1 million of indebtedness and deferred cash payments to the Company of $3.7 million payable on June 30, 1997 and $3.5 million payable on December 31, 1997. The VSRs were subsequently distributed to PCT shareholders, including 8,439,400 to the Company due to its ownership of PCT Common Stock and PCT Preferred Stock.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Each VSR, subject to certain limitations, entitles its holder to receive a payment, if any, of up to $3.25 per VSR if the 30-Day Average Market Price (as defined in the VSR Agreement) of PCT Common Stock is below $11.00 per share, subject to adjustment, on January 1, 1999; provided, however, the Company has an optional right to call the VSRs each April 1, July 1, October 1 and January 1 from and including April 1, 1997 to and including October 1, 1998 (each, an "Optional Call Date"). If the Company calls the VSRs on or before January 1, 1998, holders will be entitled to receive a payment of at least $0.50 and up to $3.25 per VSR if the 30-Day Average Market Price is below $10.25 per share, subject to adjustment, as of such Optional Call Date. If the Company calls the VSRs after January 1, 1998, each VSR will entitle its holder to a payment, if any, of up to $3.25 per VSR if the 30-Day Average Market Price is below $11.00 per share, subject to adjustment, on such Optional Call Date.

         The Company's VSR obligation (which excludes the 8,439,400 VSR's received by the Company as a distribution from PCT) was accounted for at the fair value on the date of issuance and was subsequently marked to the closing market price of the security on December 31, 1996. The VSR obligation will be marked to the closing market price of the security at each financial statement date. As a result, income in future periods may be affected by any positive or negative mark to market adjustment.

         The Company recorded a gain of $151.7 million in connection with the Flavors Disposition, which is net of a deferral of $61.2 million corresponding to the Company's continuing approximate 29% equity interest in PCT following the Flavors Disposition. The deferral of $61.2 million was recorded as a reduction of the Company's investment in PCT preferred and common stock.

4.       INVENTORIES

         Inventories consisted of the following:

                                              (in thousands)
                                               DECEMBER 31,
                                          ---------------------
                                            1996          1995
                                          -------       -------
                  Raw materials           $34,469       $59,742
                  Work-in progress          1,974         1,988
                  Finished goods            9,514        22,764
                                          -------       -------
                                          $45,957       $84,494
                                          =======       =======

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of:

                                              (in thousands)
                                               DECEMBER 31,
                                          ---------------------
                                            1996          1995
                                          -------       -------
             Land                         $ 1,884       $ 2,259
             Buildings                     14,140        19,814
             Machinery and equipment       33,220        47,888
             Furniture and fixtures         1,614         2,190
             Leasehold improvements           361           276
             Construction-in-progress         -             640
                                          -------       -------
                                           51,219        73,067
             Accumulated depreciation     (13,942)      (27,015)
                                          -------       -------
                                          $37,277       $46,052
                                          =======       =======

         Depreciation expense was $5.8 million, $5.5 million and $5.5 million for the years ended December 31, 1996, 1995 and 1994, respectively.

6.       ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                              (in thousands)
                                               DECEMBER 31,
                                          ---------------------
                                            1996          1995
                                          -------       -------
    Employee benefits, severance and
      other compensation                 $ 21,535      $ 21,614
    Interest                                3,388         4,737
    Taxes payable                          42,179           219
    Indemnification reserve and other
      tax reserves (see Note 9)            11,500        11,500
    Other                                  22,245        17,445
                                         --------      --------
                                         $100,847      $ 55,515
                                         ========      ========

         The increase in accrued expenses primarily reflects the tax liability related to the Flavors Disposition.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.       OTHER LIABILITIES

         Other liabilities consisted of the following:

                                              (in thousands)
                                               DECEMBER 31,
                                          ---------------------
                                            1996          1995
                                          -------       -------
    Casualty reserves                    $ 10,718      $ 11,583
    Employee benefits and other
      compensation                         75,005        72,916
    Indemnification reserve and other
      tax reserves (see Note 9)            15,900        15,900
    VSR obligation                         13,797           -
    Other                                  51,810        56,451
                                         --------      --------
                                         $167,230      $156,850
                                         ========      ========

8.       LONG-TERM DEBT

                                              (in thousands)
                                               DECEMBER 31,
                                          ---------------------
                                            1996          1995
                                          -------       -------
    Consolidated Cigar:
     Bank Borrowings (a)                 $  7,500      $ 20,600
     Senior Subordinated Notes (b)         90,000        90,000

    Mafco Worldwide(c):
     Senior Credit:
       Tranche A Term Loans              $    -        $ 14,000
       Tranche B Term Loans                   -          19,800
     11 7/8% Senior Subordinated Notes
      Due 2002                                -          84,510
                                         --------      --------
                                           97,500       228,910
    Less: current portion                     -         (10,232)
                                         --------      --------
                                         $ 97,500      $218,678
                                         ========      ========
-------------
(a) Represents borrowings under a credit agreement (the "Cigar Credit Agreement") with Chase dated February 23, 1993, which provides for a revolving credit facility (the "Revolving Credit Facility") and a working capital facility (the "Working Capital Facility"). The Revolving Credit Facility and the Working Capital Facility have final maturities on April 3, 1999. The Revolving Credit Facility was subject to quarterly commitment reductions of $2.5 million through the end of 1996. The Cigar Credit Agreement was amended on February 3, 1997 to reduce the amount of various interest rate margins charged against outstanding borrowings and waive any further scheduled amortization of the commitment on the Revolving Credit Facility.

         The maximum borrowings under the Cigar Credit Agreement, as amended, at the end of December 31, 1996 and through maturity are $20 million under the Working Capital Facility and $14.9 million under the Revolving Credit Facility. Outstanding letters of credit of

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         approximately $1.7 million reduced the available borrowings under the Cigar Credit Agreement at December 31, 1996.

         The following indicates the Cigar Credit Agreement's established and amended interest payment rates available at the option of Consolidated Cigar:

                                              Initial   1996   Rate Effective
                                               Rate     Rate     March 1997
                                               ----     ----     ----------
         Base Rate Loans    Prime plus         1 3/4%    1%          0%
         936 Loans          936 Rate plus      2 3/4%    2%          1%
         Eurodollar Funds   Eurodollar plus    2 3/4%    2%          1%

         The average interest rate under the Cigar Credit Agreement was approximately 7.7% at December 31, 1996.

         The Cigar Credit Agreement is secured by perfected first priority liens on all of the material assets of Consolidated Cigar and its domestic subsidiaries and perfected pledges of the stock of all Consolidated Cigar's subsidiaries (with certain exceptions for the stock of foreign subsidiaries). The Cigar Credit Agreement is guaranteed by the Company and by all of the domestic subsidiaries of Consolidated Cigar. The guarantee by the Company is secured by a pledge of all the outstanding stock of Consolidated Cigar.

         The Cigar Credit Agreement contains various covenants which govern, among other things, the ability to incur indebtedness, pay dividends, incur lease rental obligations, make capital expenditures, use proceeds from asset sales, participate in mergers and other activities. The Cigar Credit Agreement also requires Consolidated Cigar to satisfy certain financial covenants related to net worth, capital expenditures and various ratios.

(b) Represents the $90.0 million in principal amount of 10 1/2% Senior Subordinated Notes Due 2003 (the "Senior Subordinated Notes") issued in connection with the 1993 Acquisition.

         The Senior Subordinated Notes bear interest at the rate of 10 1/2% per annum, mature on March 1, 2003 and are redeemable at a premium prior to maturity starting March 1, 1998. The Senior Subordinated Notes are redeemable earlier at a premium in the event of a change of control.

         The indenture relating to the Senior Subordinated Notes limits, among other things, dividends and other distributions, certain types of indebtedness, certain mergers, consolidations and sales of assets.

         The terms of the Cigar Credit Agreement and the Senior Subordinated Notes of Consolidated Cigar limit the payment of dividends or distributions by Consolidated Cigar to an amount equal to approximately $9.3 million as of December 31, 1996.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(c) In connection with the Flavors Disposition, PCT assumed Mafco Worldwide's obligations under the Senior Credit and its 117/8% Senior Subordinated Note indenture. Obligations under the Senior Credit bore interest at November 25, 1996 at approximately 8.20%.

         The fair value of the Company's long-term debt at December 31, 1996 is estimated based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of long-term debt was approximately $3.6 million more than the carrying value of $97.5 million.

         In 1994, the Company recorded an extraordinary loss of $2.7 million, net of $1.7 million tax benefit, as a result of the June 1994 refinancing of certain indebtedness. Prepayment premiums, original issue discounts and certain other capitalized costs of the refinanced indebtedness were expensed as such extraordinary loss.

         Because judgment is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amounts.

         Consolidated Cigar entered into two five year interest rate swap agreements in an aggregate notional amount of $85.0 million. Under the terms of the agreements, Consolidated Cigar receives a fixed interest rate averaging 5 4/5% and pays a variable interest rate equal to the six month LIBOR. Consolidated Cigar entered into such agreements to take advantage of the differential between long-term and short-term interest rates and effectively converted the interest rate on $85.0 million of fixed-rate indebtedness to a variable rate. From inception of the agreements through January 1997 Consolidated Cigar has paid $0.8 million in settlement, which occurs at the end of each six month period of the agreements. Had Consolidated Cigar terminated these agreements, which the Company considers to be held for other than trading purposes, on January 31, 1997, a combined loss of approximately $1.1 million would have been realized. Future positive or negative cash flows associated with these agreements will depend upon the trend of short-term interest rates during the remaining life of the agreements. In the event of non-performance of the counterparties at anytime during the remaining lives of these agreements which expire at December 1998 and January 1999, the Company could lose some or all of any future positive cash flows. However, the Company does not anticipate non-performance by such counterparties.

9.       INCOME TAXES

         Information pertaining to consolidated income from continuing operations before income taxes and extraordinary item and the applicable provision for income taxes, excluding amounts related to discontinued operations and to the extraordinary item, is as follows:

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                      (in thousands)
                                                  YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                             1996          1995          1994
                                             ----          ----          ----
Income from continuing operations
  before income taxes:
  Domestic                                 $320,035      $13,437       $ 8,567
  Foreign (includes Puerto Rico)             28,385       19,357        15,246
                                           --------      -------       -------
                                           $348,420      $32,794       $23,813
                                           ========      =======       =======
Provision (benefit) for income taxes:
Current:
  Federal                                  $ 41,215      $ 2,827       $ 3,477
  State and local                             9,995        1,442           809
  Foreign                                     2,712        1,941         2,036
                                           --------      -------       -------
                                             53,922        6,210         6,322
Deferred:
  Federal                                    50,699        2,794           963
  State and local                              (675)         108           174
  Foreign                                       878          591            19
                                           --------      -------       -------
                                           $104,824      $ 9,703       $ 7,478
                                           ========      =======       =======

         The effective tax rate on consolidated income from continuing operations before income taxes varies from the current statutory federal income tax rate as follows:

                                             1996          1995          1994
                                             ----          ----          ----
Statutory rate                               35.0%         35.0%         35.0%
Foreign income taxed at other than the
   statutory tax rate                        (1.0)         (8.5)         (7.4)
Non-deductible amortization                   0.2           1.9           2.7
Permanent benefit on sale of Flavors
  resulting from basis difference
  in goodwill                               (11.9)            -             -
State and local taxes, net                    1.7           3.1           3.0
Increase (Decrease) in valuation allowance    6.1          (1.8)         (2.5)
Other, net                                      -          (0.1)          0.6
                                            ------        ------        ------
                                             30.1%         29.6%         31.4%
                                            ======        ======        ======

         The approximate effect of the temporary differences that gave rise to deferred tax balances were as follows:

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                        (in thousands)
                                                          DECEMBER 31,
                                                   --------------------------
                                                       1996          1995
                                                       ----          ----
          Deferred tax assets:
            Accounts receivable                      $  1,930      $ 2,078
            Inventory                                     -            466
            Prepaid and other                           2,914        2,914
            Property, plant and equipment                 -            933
            Long term investments and other            23,184        4,277
            Pension liability                             -            607
            Accrued expenses and other                  6,654        7,116
            Employee benefits and other
              compensation                             27,092       25,108
            Other long term liabilities                11,109        5,384
            Net operating loss carryforwards              -          4,900
                                                     --------      -------
              Total deferred tax asset                 72,883       53,783
            Valuation allowance                       (23,864)         -
                                                     --------      -------
              Total deferred tax asset net of
                valuation allowance                    49,019       53,783
                                                     --------      -------

          Deferred tax liabilities:
            Subsidiary stock issuance                $ 44,769      $   -
            Property, plant and equipment               3,473        3,474
            Pension asset                              22,199       20,035
            Unremitted foreign earnings                 2,521        2,179
            Other                                         385          403
                                                     --------      -------
              Total deferred tax liability             73,347       26,091
                                                     --------      -------
              Net deferred tax asset (liability)     $(24,328)     $27,692
                                                     ========      =======

         As a result of the pension plan merger in 1995 (see Note 10), a deferred tax asset in the amount of $2.4 million which was related to the unfunded pension liability at the date of the 1993 Acquisition was recorded with a resulting reduction of goodwill.

         As a result of the Merger, MC Group and its domestic subsidiaries (the "Mafco Group") have, for federal income tax purposes, become members of an affiliated group of corporations of which Mafco Holdings is the common parent (the "Holdings Group"). Accordingly, the Mafco Group will be included in the consolidated federal income tax returns and, to the extent permitted by applicable law, any combined state or local income tax returns filed on behalf of the Holdings Group. Mafco Holdings and MC Group are parties to a tax sharing agreement pursuant to which MC Group will pay to Mafco Holdings with respect to each taxable year an amount equal to the consolidated federal and state and local income taxes that would have been incurred by the Mafco Group had it not been included in the consolidated federal and any combined state or local income tax returns filed by the Holdings Group for such period. Prior to the Merger, Consolidated Cigar and Mafco Worldwide were party to tax sharing agreements with Mafco Holdings pursuant to which Consolidated Cigar and Mafco Worldwide were required to pay to Mafco Holdings with respect to each taxable year an amount equal to the consolidated federal and state and local income taxes that would have been incurred by Consolidated Cigar and Mafco Worldwide had they not been included in the consolidated federal and any combined state and local income tax returns filed by Mafco Holdings. For all periods presented, federal and state income taxes are provided as if the Company filed its own income tax returns.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





         Foreign income primarily consists of Puerto Rico and Dominican Republic income. Pursuant to a grant of industrial tax exemption which expires in 2002, 90% of the income earned from the manufacture of cigars in Puerto Rico is tax exempt from Puerto Rican income taxes. The remaining 10% of such income is taxed at a maximum surtax rate of 45%, resulting in an effective income tax rate of approximately 4.5%.
The benefit to the Company amounted to approximately $3.5 million for the year ended December 31, 1994, $5.1 million for the year ended December 31, 1995, and $7.4 million for the year ended December 31, 1996.

         Funds repatriated to the Company from its Puerto Rico subsidiary are subject to a maximum Puerto Rico tollgate tax of 10%. Legislation enacted in Puerto Rico in 1993 included a provision for prepaying a portion of these tollgate taxes effective for the 1993 fiscal year and subsequent periods.

         The Company manufactures cigars in the Dominican Republic pursuant to a 100% exemption from Dominican Republic income taxes, which exemption expires in 2010.

         Income earned from Puerto Rico operations is generally exempt from federal income tax. Section 936 of the Internal Revenue Code allows a "possessions tax credit" against U.S. income tax attributable to the Puerto Rico taxable earnings. As part of OBRA 1993, the Internal Revenue Service has limited this exemption based upon a percentage of qualified wages in Puerto Rico, plus certain amounts of depreciation. The Company believes that it qualified for the possessions tax credit during each of the fiscal years ended 1994, 1995 and 1996.

         On August 20, 1996, the Small Business Job Protection Act of 1996 (the "SBJPA") was enacted into law. Under the SBJPA, Section 936 of the Internal Revenue Code, the possessions tax credit was repealed, subject to special grandfather rules for which the Company would be eligible, provided that the Company does not add a "substantial new line of business." Under the grandfather rules, for the Company's taxable years beginning December 31, 2001 and before January 1, 2006, the Company's business income from its Puerto Rico operations eligible for the possessions tax credit would, in addition to the current limitation based upon a percentage of qualified wages in Puerto Rico, plus certain amounts of depreciation, generally be limited to its average annual income from its Puerto Rico operations, adjusted for inflation, computed during the Company's five most recent taxable years ending before October 14, 1995 and excluding the highest and lowest years (the "Income Limitation"). For taxable years after December 31, 2005, the possessions tax credit would be eliminated. The repeal of the possessions tax credit could have a material adverse effect on the Company for taxable years beginning after December 31, 2001 and before January 2006 to the extent that the Company's annual income from its Puerto Rico operations exceeds its average annual income from its Puerto Rico operations (as computed in the manner described in the preceding sentence), and for taxable years after December 31, 2005. Although it does not currently have any definitive plans with respect thereto, the Company expects to evaluate alternatives that may be available to it in order to mitigate the effects of the SBJPA. On February 6, 1997, President Clinton proposed certain tax law changes which, if enacted, would eliminate the Income Limitation, extend the possession tax credit indefinitely and make the credit available to newly established business operations.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         In connection with the Merger, MC Group entered into a tax sharing agreement with its former subsidiary, PCT, pursuant to which MC Group will indemnify PCT with respect to all taxes applicable to periods prior to June 15, 1995 except for foreign taxes related to PCT's aerospace business.

         In connection with the July 16, 1992 distribution of Abex, the predecessor of MC Group, from its prior parent, The Henley Group, Inc. ("Henley"), Abex entered into a tax sharing agreement with Henley in which Abex indemnified Henley for tax liabilities resulting from certain adjustments to the tax liabilities of Abex entities and for certain tax liabilities of a prior affiliated company, Wheelabrator Technologies, Inc. for the period May 26, 1986 through December 31, 1988. All federal tax liabilities related to this period were settled prior to 1995; however, certain state tax liabilities of approximately $7.0 million, which is an obligation of the Company, remain open as of December 31, 1996.

         Abex had been included in the consolidated federal income tax return of Henley for 1990 and 1991. The Internal Revenue Service has asserted deficiencies against Henley for these periods of approximately $23 million, plus interest. Koll Real Estate Group, Inc. ("Koll"), as the parent of Henley, has indicated that it will vigorously contest the deficiencies through the administrative appeals process as well as in court and that a final conclusion to this matter could take several years. In any event, the adjustments creating these deficiencies do not relate to Abex entities and are therefore not liabilities of the Company as successor to Abex under the tax sharing agreement. However, if Henley or Koll were unable to pay any deficiency remaining after the review process, then the Internal Revenue Service, in accordance with Treasury Regulation 1.1502-06, could seek payment from any of the other entities that were included in the federal consolidated return of Henley for 1990 and 1991, including the Company as successor to Abex.

         While the Company expects that Koll will discharge its ultimate tax obligations, the Company is aware that Koll has a history of operating losses and retained deficits. Thus, there can be no assurance that Koll will have the financial ability to discharge such obligations. In addition, Koll has announced that it is soliciting consents from its debtholders for a financial restructuring, but the Company is presently unable to determine the effect, if any, of a financial restructuring on the ability of Koll to pay any remaining deficiency.

         Management believes that reserves as of December 31, 1996 are adequate for all tax liabilities associated with these tax sharing agreements as well as any potential liability asserted by the IRS in accordance with Treasury Regulation 1.1502-06.

10.      PENSION PLANS

         The Company maintains tax qualified defined benefit pension plans covering substantially all hourly and salaried employees in the U.S. and Puerto Rico. In addition, certain employees of Abex's former subsidiaries are covered under various tax qualified MC Group retirement plans (the "MC Group Retirement Plan"). The fair value of the assets and liabilities of the former Abex plans were recognized in the financial statements of the Company as of June 15, 1995 in connection with the Merger.

         Plans covering salaried employees generally provide pension benefits based on years of service and compensation. Plans covering hourly employees and union members generally provide stated

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




benefits for each year of service. Plan assets consist primarily of equity and fixed income securities and mutual funds.

         Effective December 31, 1995, Consolidated Cigar's tax qualified non-contributory defined benefit pension plans (the "Cigar Plans") covering substantially all hourly and salaried employees in the U.S. and Puerto Rico were merged with and into the MC Group Retirement Plan. The MC Group Retirement Plan was the surviving plan with all the assets and liabilities of the Cigar Plans becoming assets and liabilities of the surviving MC Group Retirement Plan.

         In addition, certain employees of Abex's former subsidiaries are covered under a non-qualified executive defined benefit plan (the "Executive Defined Benefit Plan") and a defined contribution plan (the "Executive Defined Contribution Plan"). Assets of these plans of $27.1 million and $26.1 million at December 31, 1996 and 1995, respectively, are held by a rabbi trust and are presented as other assets in the Company's balance sheet because they will be available to general creditors of the Company in the event of the Company's insolvency. The liability related to the Executive Defined Contribution Plan was $2.1 million and $2.6 million at December 31, 1996 and 1995, respectively, and is included in other liabilities.

         The following table reconciles the funded status of the Company's significant pension plans as of the date indicated:


                                                                       (IN THOUSANDS)
                                                                        DECEMBER 31,
                                        --------------------------------------------------------------------------
                                                      1996                                    1995
                                        -----------------------------------      ---------------------------------
                                           ASSETS            ACCUMULATED            ASSETS             ACCUMULATED
                                           EXCEED              BENEFITS             EXCEED               BENEFITS
                                        ACCUMULATED             EXCEED            ACCUMULATED             EXCEED
                                          BENEFITS              ASSETS              BENEFITS              ASSETS
                                          --------              ------              --------              ------
Actuarial present value of benefit
  obligation:
  Accumulated benefit obligation
  includes vested benefits of
  $127,258 and $27,874 in 1996
  and $127,847 and $28,527 in 1995       $ 127,834             $ 27,938            $ 128,935             $ 28,535
                                         =========             ========            =========             ========

Projected benefit obligation for
  service rendered to date                 133,095               28,259              135,180               28,684
Less: plan assets at fair value           (202,211)                 -               (195,579)                 -
                                         ---------             --------            ---------             --------

Projected benefit obligation in excess
  of (less than) plan assets               (69,116)              28,259              (60,399)              28,684
Unrecognized transition asset
  (obligation)                                  62                  -                   (182)                 -
Unrecognized prior service benefit (cost)      219                 (541)                   1                 (309)
Unrecognized net (loss) gain                 6,080                  404                5,264                 (452)
Adjustment for minimum liability               -                    198                  -                    -
                                         ---------             --------            ---------             --------
Net pension (asset) liability            $ (62,755)            $ 28,320            $ (55,316)            $ 27,923
                                         =========             ========            =========             ========


         Pension liabilities are included in accrued expenses and other liabilities.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7 1/4% in 1996 and 7 1/4%-7 1/2% in 1995. The rate of increase in future compensation levels reflected in such determination was 4 1/2% in 1996 and 4%-5% in 1995. The assumed long-term rate of return on assets was 8-9% for 1996, 6 1/2%-9% for 1995 and 7%-8 1/4% for 1994. The Company's funding policy is to contribute annually an amount necessary to satisfy the Internal Revenue Service's minimum funding standards.

         Pension (income) expense includes the following components for the years ended December 31, 1996, 1995 and 1994 respectively:

                                                      (in thousands)
                                             1996          1995          1994
                                             ----          ----          ----
  Service cost-benefits earned during
   the period                              $  1,047      $   800       $   893
  Interest cost on projected benefit
   obligation                                12,525        7,416         2,194
  Actual return on plan assets              (31,945)     (20,732)         (827)
  Net amortization and deferrals             14,548       11,594          (685)
                                           --------      -------       -------
    Net pension (income) expense           $ (3,825)     $  (922)      $ 1,575
                                           ========      =======       =======

         In addition, the Company maintains certain 401(k) plans for which the expense for matching contributions was $436,000, $273,000 and $280,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

11.      POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         MC Group, generally at its sole discretion, provides certain employees of Abex and its former subsidiaries retiring on or after attaining age 55, who have rendered at least 10 years of service and who have participated in Abex's pension plans, with postretirement health care coverage. In 1993, Abex amended its existing postretirement health care programs primarily to adjust certain cost sharing provisions.
 MC Group funds the cost of this benefit on a claims-paid basis and made payments of $4.3 million in 1996 and $2.6 million in 1995 from the date of the Merger. The liability related to these benefits was recognized as of June 15, 1995 in connection with the Merger. The plans have no assets.

         The accumulated postretirement benefit obligation consists of the following components at December 31, 1996 and 1995:

                                                   (in thousands)
                                                 ------------------
                                                 1996          1995
                                                 ----          ----
    Accumulated postretirement benefit
      obligation:
      Retirees                                 $ 41,681      $ 41,800
      Fully eligible active plan participants       -           1,300
                                               --------      --------
    Postretirement benefit liability           $ 41,681      $ 43,100
                                               ========      ========

         Unrecognized items at December 31, 1996 and 1995 were not significant. Net periodic postretirement benefit costs other than pensions attributable to interest on the accumulated post-

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




retirement benefit obligation was $2.9 million for December 31, 1996 and $1.7 million in 1995 from the date of the Merger on June 15, 1995. For measurement purposes, a 5.5%-8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1997 declining to 5.5% thereafter. An increase of 1% in the health care cost trend rate will not have a significant effect on the amounts reported because of cost sharing provisions. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at December 31, 1996 and 1995.


12.      STOCK BASED COMPENSATION

         Under the terms of the Company's 1995 stock option plan (the "MC Group Stock Option Plan"), stock options and stock appreciation rights may be granted to key employees of the Company. A maximum of 1,250,000 shares of MC Group Common Stock have been reserved for issuance under the MC Group Stock Option Plan. The MC Group options vest one-third each year beginning on the first anniversary of the date of grant and become 100% vested on the third anniversary of the date of grant.

         The following table summarizes the stock option transactions under the MC Group Stock Option Plan and the grant of 750,000 options to the Chairman of the Board of Directors for services rendered and to be rendered to the Company:

                                                       YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------
                                                  1996                        1995
                                        -------------------------   -------------------------
                                                       EXERCISE                    EXERCISE
                                          OPTIONS        PRICE        OPTIONS        PRICE
                                          -------        -----        -------        -----
Outstanding - beginning of year           750,000      $ 17.38           -          $    -
Granted                                   875,000        21.57        750,000        17.38
                                        ---------                     -------
Outstanding at year end                 1,625,000        19.63        750,000        17.38
Exercisable at year end                   791,667                     250,000
Weighted average fair value of
  options granted during the year                        10.08                        7.31
Weighted aaverage remaining
  contractual life of options
  outstanding (in years)                                  9.27                        9.92

         Cigar Holdings adopted its 1996 stock plan (the "Cigar Stock Option Plan") prior to the effectiveness of the Cigar IPO. Under the Cigar Stock Option Plan, incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock (collectively "Awards"), may be granted to selected employees, consultants and directors of Cigar Holdings, and any of its affiliates, from time to time. The aggregate number of shares of Cigar Holdings common stock as to which options and rights may be granted under the Cigar Stock Option Plan may not exceed 3,000,000. As of December 31, 1996 there were 1,237,500 shares of Cigar Holdings non-qualified options outstanding that were issued to officers and employees, 1,150,000 shares at an exercise price equal to the initial public offering price of $23.00 per share and 87,500 shares at $25.00 per share. None of the Cigar Holdings option shares were exercisable at December 31, 1996 and 1,762,500 shares remained available for future grants. These Cigar Holdings options vest one-third each year

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



beginning on the first anniversary of the date of grant and become 100% vested on the third anniversary of the date of grant. The weighted average fair value of Cigar Holdings options granted in 1996 is $16.91 per share. At December 31, 1996 the weighted average exercise price of the Cigar Holdings options outstanding is $23.14 and the weighted average remaining contractual life of those options is 9.75 years.

         The exercise price of the stock options issued were equal to the market price of the respective companies' stock on the dates of grant, accordingly, no compensation cost has been recognized for stock options issued. Had compensation cost for the stock options issued by the Company and Cigar Holdings been determined based on the fair value at grant date for awards in 1995 and 1996 consistent with the provisions of SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                         YEAR ENDED DECEMBER 31,
                                     ------------------------------
                                         1996            1995
                                        ------          ------
                                            (IN THOUSANDS,
                                       EXCEPT PER SHARE AMOUNTS)
         Net income - as reported    $ 258,648        $ 24,413
         Net income - pro forma        250,338          21,063
         Income per share -
           as reported                   11.13            1.12
         Income per share -
           pro forma                     10.77            0.97

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants under the MC Group Stock Option Plan in 1996 and 1995, respectively: dividend yield of 0.0%; expected volatility of 50.9% and 45.6%; risk-free interest rate of 6.52% and 5.37%; and expected life of 4 years. The following weighted-average assumptions were used for grants under the Cigar Stock Option Plan in 1996: dividend yield of 0.0%; expected volatility of 90%; risk-free interest rate of 6.13%; and expected life of 5 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         The Chief Executive Officer of the Company has been granted the right to receive a special payment of up to $5.5 million which is deferred and is dependent upon the overall performance of the Company's Common Stock. At December 31, 1996, the Company has accrued the earned and vested portion of the special payment right.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.      RELATED PARTY TRANSACTIONS

         Employees of affiliates of the Company provide services to the Company in connection with insurance and legal services, benefit plan administration and other services and the Company reimburses such affiliates for the allocated share of the costs related to such employees. In 1996 and 1995, the amount allocated to the Company was $624,549 and $436,414, respectively. The Company believes that the terms of such allocated services are at least as favorable to the Company as would be available from unaffiliated third parties.

         The Company performs certain services for a subsidiary of Mafco Holdings. Revenues for such services were $958,000, $874,000 and $763,000 for the years ended December 31, 1996, 1995 and 1994.

         Included in accrued expenses and other liabilities are payables to Mafco Holdings and affiliates in the amount of $39.1 million and $2.0 million at December 31, 1996 and 1995, respectively, principally related to income taxes payable to Mafco Holdings pursuant to a tax sharing agreement (See
Note 9).

14.      COMMITMENTS AND CONTINGENCIES

         Rental expense, which includes rent for facilities, equipment and automobiles under operating leases expiring through 2008, amounted to $2.5 million, $2.3 million and $2.3 million for the years ended December 31, 1996, 1995 and 1994 respectively. Future minimum rental commitments, which include obligations related to former operations of Abex, for operating leases with noncancelable terms in excess of one year from December 31, 1996, net of sublease payments of $11.9 million, are as follows:

                                             (IN THOUSANDS)
                                             --------------
               1997                             $  2,717
               1998                                2,836
               1999                                2,678
               2000                                1,670
               2001 and thereafter                 2,790
                                                --------
                                                 $12,691
                                                ========

         At December 31, 1996, outstanding contracts to purchase tobacco amounted to $7.3 million which were all U.S. dollar obligations.

         Under a June 15, 1995 Transfer Agreement to which PCT and a subsidiary of MC Group are parties, such subsidiary will reimburse PCT for amounts spent in excess of $1.5 million during each of the years 1996, 1997 and 1998 in connection with certain public company costs. The amount spent for such costs by PCT in the 1996 and 1995 periods did not exceed $1.5 million; therefore, no reimbursement was made.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         On February 5, 1996, MC Group entered into a reimbursement agreement with Chemical Bank and PCT, through its wholly owned subsidiary Pneumo Abex Corporation ("Pneumo Abex"). The agreement provides for letters of credit totaling $20.8 million covering certain environmental issues, not related to the aerospace business of PCT. In connection with such agreement, MC Group pledged the PCT Preferred Stock and its ownership of 5,939,400 shares of PCT Common Stock.

         At March 21, 1997, 19,777,752 shares, or approximately 85% of the Company's stock were pledged and shares of intermediary holding companies may from time to time be pledged, to secure indebtedness of Mafco Holdings or its affiliates.

         In connection with the Abex Transactions, the Company entered into a transfer agreement (the "Transfer Agreement"), which allocated assets and liabilities, along with responsibility for various matters, between the Company and PCT. Pursuant to the Transfer Agreement, the Company assumed and agreed to indemnify PCT against, or to manage on PCT's behalf, all liabilities not relating to Abex's then existing aerospace business, including various contingent and other liabilities as set forth below. PCT assumed, and indemnified the Company against, all liabilities of the aerospace business and certain other liabilities. A discussion of the material liabilities for which PCT has agreed to indemnify the Company is set forth below. The Company has also assumed responsibility for various other matters relating to businesses formerly conducted by Abex or its predecessors.

         Certain of Abex's former subsidiaries have been named parties in several government enforcement and private actions seeking cleanup costs and/or damages for personal injury or property damage under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA") and related federal and state laws. In addition, certain of these subsidiaries have been identified by governmental authorities as being potentially responsible for cleanup costs and/or natural resource damages or have received inquiries from governmental authorities regarding their possible involvement with hazardous waste sites. One such site in Portsmouth, Virginia, which was formerly operated by Abex and a portion of which is owned by MC Group, has been placed on the National Priorities List under CERCLA. The potential costs related to such matters and the possible impact thereof on future operations are uncertain due to, among other factors, the following: uncertainty regarding the extent of prior pollution; the complexity of laws and regulations and their interpretations; the varying costs and effectiveness of alternative cleanup technologies and methods; and the questionable and varying degrees of responsibility and/or involvement by Abex subsidiaries.

         Under applicable state and federal law, including CERCLA, each potentially responsible party ("PRP") can be held jointly and severally liable for all cleanup and related costs at each site. For the reasons noted above, it is impossible to predict the extent to which remediation will be required at a particular site and the ultimate cost thereof. However, the aggregate cost of cleanup and related expenses with respect to sites at which Abex and its subsidiaries, together with numerous other third parties, have been named PRPs could exceed $200 million, including approximately $20 million in remedial action costs, as estimated by the EPA, in respect of the Portsmouth, Virginia site.

         As a result of the Transfer, MC Group will indemnify PCT with respect to all environmental matters associated with Abex's former operations to the extent not paid by third party indemnitors or insurers, other than the operations relating to PCT's aerospace business which were recently sold to

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Parker Hannifin. Pursuant to the Stock Purchase Agreement, dated April 28, 1988, as amended, between Pneumo Abex and Whitman Corporation ("Whitman") and the related Settlement Agreement, dated September 23, 1991, between Pneumo Abex and Whitman (collectively, the "Whitman Agreements"), Whitman is obligated to indemnify Pneumo Abex for costs, expenses and liabilities relating to environmental and natural resource matters to the extent attributable to the operation of the businesses acquired from Whitman prior to their acquisition in 1988, subject to certain conditions and limitations principally relating to compliance with notice, cooperation and other procedural requirements. Generally, known and unknown liabilities arising after the 1988 Whitman acquisition that relate to PCT's current facilities will be the responsibility of PCT. Whitman is generally discharging the related liabilities in the ordinary course. In addition to the remedial action costs for the Portsmouth, Virginia site, as to which Whitman has acknowledged its indemnification responsibilities, Pneumo Abex is party to a number of cases involving tort claims concerning such site alleging exposure to lead for which Whitman has declined to accept responsibility. MC Group and Whitman are currently sharing equally the defense costs for such cases, subject to a reservation of their respective rights. Whitman is actively managing a significant number of indemnified matters, including the potential cleanup of the Portsmouth, Virginia site, and MC Group's involvement varies and is limited for those matters being managed by Whitman.

         Based upon MC Group's experience to date (including the existence of the indemnification arrangements referred to above), the cost of compliance with environmental laws is not expected to have a material adverse effect on MC Group's earnings, liquidity or competitive position. However, future events, such as changes in existing laws or enforcement policies, may give rise to additional compliance and/or other costs which could have a material adverse effect on MC Group's financial condition or results of operations.

         MC Group has not recognized any liability in its financial statements for environmental matters occurring prior to the 1988 Whitman acquisition which are covered by Whitman's indemnification obligations under the Whitman Agreements. Management of MC Group considers these obligations to be Whitman's and monitors the financial position of Whitman to determine the level of uncertainty associated with Whitman's ability to satisfy its obligations. Based upon Whitman's active management of indemnifiable matters, its discharging of the related liabilities when required, and its financial position based upon publicly filed financial statements, MC Group believes that the likelihood of Whitman failing to satisfy its obligations is remote.

         A predecessor of Pneumo Abex, a wholly owned subsidiary of PCT, has been named as a defendant in personal injury lawsuits claiming damages relating to asbestos-containing friction products formerly manufactured by such predecessor. The predecessor, which discontinued the manufacture and sale of asbestos-containing friction products in the United States in 1987, has never been found liable in any such case. As of January 31, 1997, Pneumo Abex or the predecessor has been named as a defendant in approximately 50,000 pending claims, typically with 10 to 30 or more co-defendants.

         Pursuant to the Whitman Agreements, Whitman has retained ultimate responsibility for all asbestos- related claims made through August 1998 and for certain asbestos-related claims asserted thereafter. In connection with the sale by Abex in December 1994 of its Friction Products Division (the "Friction Products Sale"), a subsidiary of Cooper Industries, Inc. ("Cooper") assumed responsibility for substantially all of the asbestos-related claims made after August 1998 and therefore

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




such claims are not subject to the Whitman indemnity. Pneumo Abex maintained product liability insurance covering substantially all of the period during which asbestos-containing products were manufactured and both the Company and Whitman have the benefit of such insurance. Pursuant to court rulings and interim agreements reached with certain insurance carriers, Pneumo Abex is being reimbursed for approximately 90% of the aggregate defense and settlement costs associated with such claims, and continues to seek recovery of the remaining amount of unreimbursed costs from its carriers in an ongoing insurance coverage litigation commenced by Abex in 1982. As of December 31, 1996, the Company has approximately $8.8 million in unreimbursed costs pending receipt from the insurance carriers or Whitman.

         MC Group is unable to forecast with precision the amount of future defense and settlement costs associated with asbestos litigation, but consistent with Abex's historical treatment, MC Group has not recognized any liability in its financial statements for asbestos-related claims as substantially all of these costs are expected to be insured and, to the extent not insured entirely, are covered by Whitman's indemnifications under the Whitman Agreements or by Cooper.

         Although PCT retains ultimate responsibility and indemnifies MC Group for such matters under the Transfer Agreement, a subsidiary of MC Group undertakes administrative and funding obligations with respect to such matters, including as to such unreimbursed costs, subject to certain termination events as described below. PCT's obligation to make reimbursement for the amounts so funded will be limited to amounts received by PCT under related indemnification and insurance arrangements. The Company's administrative and funding obligations would be terminated in the case of a bankruptcy of Pneumo Abex or PCT or, following an exhaustion of available insurance, either a bankruptcy of Whitman or Cooper or Whitman or Cooper failing to make required indemnification payments other than for reasons primarily caused by actions or inactions taken by MC Group.

         Various legal proceedings, claims and investigations are pending against MC Group and its subsidiaries related to commercial transactions, product liability, safety and health matters and other matters relating to MC Group, including those for which MC Group assumed responsibility under the Transfer Agreement. Most of these legal proceedings are related to matters covered by insurance, subject to deductibles and maximum limits, and by third party indemnities. MC Group does not believe, based on currently available information, that the outcome of these other matters, irrespective of insurance coverage and third party indemnities, will have a material adverse effect on its financial position or results of operations.

         In connection with the 1992 Distribution, Abex and Henley allocated between them certain liabilities related to the businesses of Henley or its predecessors, including certain liabilities relating to self-insurance programs, and each indemnified the other against loss associated with liabilities assumed by the indemnifying party. In addition, Abex guaranteed certain contingent obligations of Koll relating to a predecessor company pension plan and environmental liabilities of Henley and certain of its predecessors, and Koll agreed to indemnify Abex in respect thereof. During the first quarter of 1997, the Company, Koll and certain of its subsidiaries entered into certain agreements (the "1997 Koll Agreements") pursuant to which, among other things, the parties re-allocated certain liabilities relating to the self-insurance programs, the Company agreed to assume sponsorship of, and financial responsibility for, the predecessor Company pension plan referred to above, the Company paid to Koll $2.3 million, and the Company received $0.5 million from a third party in connection with the sale of

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




an asset by Koll. The Company believes that its balance sheet at December 31, 1996 reflects adequate reserves for its remaining obligations under the 1997 Koll Agreements with respect to these matters. Furthermore, Koll has been discharging its assumed and indemnification responsibilities in the ordinary course. The Company does not believe, based on currently available information, including information filed with the Securities and Exchange Commission and the EPA regarding such environmental liabilities, that liability for the discharge of the Company's remaining guarantee and indemnification obligations would have a material adverse effect on its financial position or results of operations even if Koll's financial circumstances, as described in Note 9, were to cause Koll to stop discharging its responsibilities.

         In connection with the 1997 Koll Agreements, the Company also agreed to assume whatever liability, if any, Koll or certain of its subsidiaries may have with respect to personal injury claims arising out of the operations of either the passenger rail car business of Pullman Incorporated ("Pullman"), a predecessor of Koll and the Company, or the business of Pullman Passenger Car Company, a subsidiary of Koll (collectively, the "Pullman Claims"). Koll also transferred to the Company all of the rights that Koll and such subsidiaries may have against Wheelabrator Technologies Inc., another predecessor of Koll and the Company, with respect to the Pullman Claims. As of the date of the Company's assumption of the Pullman Claims, Koll was defending approximately 360 claims that individuals had contracted asbestos-related diseases by reason of their work maintaining or repairing Pullman cars. Management believes that costs related to these approximately 360 claims will not have a material adverse effect on the Company.

15.      GEOGRAPHIC INFORMATION

         Information related to the Company's geographic areas are presented below with the following definitions:

         Operating profit, as indicated below, represents net sales less operating expenses, amortization of identifiable goodwill, equity in earning from continuing operations of PCT, foreign currency transaction income (loss) and other income (expense).

         Identifiable assets are those used by each geographic area. Corporate assets are principally cash, restricted cash, deferred charges and the assets acquired in connection with the Merger and Libra Purchase.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




GEOGRAPHIC AREAS:

                                               (DOLLARS IN THOUSANDS)
                                               YEAR ENDED DECEMBER 31,
                                          --------------------------------
                                            1996        1995        1994
                                            ----        ----        ----
Net Sales (a):
  Domestic - U.S.                        $ 269,725   $ 217,394   $ 187,513
           - Export                         24,877      26,032      25,425
  Foreign                                   16,057      17,700      13,941
                                         ---------   ---------   ---------
                                         $ 310,659   $ 261,126   $ 226,879
                                         =========   =========   =========

Operating Profit:
  Domestic                               $  85,684   $  61,502   $  50,656
  Foreign (b)                                4,139       3,476       2,506
  Corporate                                 (9,070)     (9,740)        -
                                         ---------   ---------   ---------
                                         $  80,753   $  55,238   $  53,162

Net interest expense and financing
  charges                                  (11,889)    (22,444)    (29,349)
Gain on Cigar IPO and Flavors
  Disposition                              279,556         -           -
                                         ---------   ---------   ---------
Income from continuing operations
  before income taxes                    $ 348,420   $  32,794   $  23,813
                                         =========   =========   =========



                                         (DOLLARS IN THOUSANDS)
                                              DECEMBER 31,
                                         ----------------------
                                            1996        1995
                                            ----        ----
Identifiable assets:
  Domestic (c)                           $ 193,867   $ 237,303
  Foreign                                    1,852      18,919
  Corporate                                573,782     304,377
                                         ---------   ---------
                                         $ 769,501   $ 506,599
                                         =========   =========

------------
(a) The Company had no intercompany sales from their U.S. businesses to their foreign businesses in 1996, 1995 and 1994. Sales from their foreign businesses to their U.S. businesses were $39,457, $23,084 and $17,473 for the years ended December 31, 1996, 1995 and 1994, respectively. Such amounts are excluded from the above table.

(b) Includes foreign currency transaction gain of $756, $40 and $215 in 1996, 1995 and 1994, respectively.

(c) Includes assets located in foreign countries of $15,161 and $14,071 at December 31, 1996 and 1995, respectively.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



16.      UNAUDITED QUARTERLY FINANCIAL INFORMATION

         The following is a summary of unaudited quarterly financial information for the quarterly periods in 1996 and 1995:


                                (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                                  1996
                              ---------------------------------------------
                               FIRST       SECOND       THIRD       FOURTH
                              -------     --------     -------     --------
Net sales                     $66,168     $78,577      $85,635    $  80,279
Gross profit                   27,866      34,212       36,434       34,293
Income from continuing
  operations                    7,640       9,886       98,025(a)   128,045(b)
Net income                      8,311      23,883       98,409(a)   128,045(b)
Net income per share          $   .36     $  1.03      $  4.24    $    5.51



                                (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                                  1995
                              ---------------------------------------------
                               FIRST       SECOND       THIRD       FOURTH
                              -------     --------     -------     --------
Net sales                     $58,353     $68,236      $68,679      $65,858
Gross profit                   23,804      28,210       27,984       27,106
Income from continuing
  operations                    4,556       7,885        3,944        6,706
Net income                      4,556       7,885        4,604        7,368
Net income per share          $   .23     $   .38      $   .20      $   .32

------------------
(a)    Reflects the gain on the Cigar IPO.
(b)    Reflects the gain on the Flavors Disposition.

17.    SUBSEQUENT EVENTS

         On February 20, 1997, Mafco Consolidated Holdings entered into an Agreement and Plan of Merger (the "1997 Merger Agreement") with MC Group whereby Mafco Consolidated Holdings will buy the remaining 15% of MC Group that it does not already own. Pursuant to the 1997 Merger Agreement, each outstanding share of MC Group Common Stock (other than shares held by Mafco Consolidated Holdings) will be converted into the right to receive $33.50 in cash, subject to upward adjustment (the "Merger Consideration"). Additionally, on February 20, 1997, in connection with the 1997 Merger Agreement, MC Group declared a special cash dividend of $10 per share which was paid on March 14, 1997 to stockholders of record as of the close of business on March 10, 1997. In addition, pursuant to the 1997 Merger Agreement the Company has agreed to make cash payments aggregating $38.8 in respect of outstanding stock options.

         The Merger Consideration shall be equal to the sum of (x) $33.50 plus
(y) an amount, if any (the "Additional Amount"), equal to the Excess (as defined below) multiplied by 79.7%. The Additional Amount shall be payable only if the average of the per share closing prices (the "Average") of Cigar Common Stock on the New York Stock Exchange for the ten trading days ending two trading days prior to the effectiveness of the Merger, exceeds $33.00 (the amount by which the Average exceeds $33.00, the "Excess"). MC Group stockholders will be entitled to receive the Merger Consideration in cash, without interest, upon surrender of the certificate formerly representing shares

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



of Cigar Common Stock.

         The 1997 Merger Agreement has been unanimously approved by the Boards of Directors of each company and, in the case of MC Group, by a special committee of independent directors formed to consider the transaction. The consummation of the transaction is subject to the approval of MC Group stockholders, the filing with and review by the Securities and Exchange Commission of an information statement to be sent to Mafco stockholders, and other customary conditions. Mafco Consolidated Holdings, which owns approximately 85% of the outstanding shares of MC Group common stock, has agreed to vote in favor of the transaction, which is expected to close during the second quarter of 1997.

         In January 1997, six purported class-action lawsuits and one purported derivative and class- action lawsuit were filed in the Delaware Court of Chancery (the "Chancery Court"), under the captions Alan R. Kahn v. Ronald O. Perelman, et al., C.A. No. 15450; Sandy Rywell v. Ronald O. Perelman, et al., C.A. No. 15468; Crandon Capital Partners v. Ronald O. Perelman, et al., C.A. No. 15469; Harry Voege v. Ronald O. Perelman, et al., C.A. No. 15470; Harry Polikoff v. Mafco Consolidated Group Inc., et al., C.A. No. 15471; Sal S. Shiry v. Ronald O. Perelman, et al., C.A. No. 15475; and Jack Fishbaum v. Mafco Consolidated Group Inc., et al., C.A. No. 15481 (collectively, the "Actions"). The Actions allege certain acts allegedly taken or not taken by the Company and the members of the board of directors in connection with the proposed transaction that ultimately culminated in the 1997 Merger Agreement and the price originally proposed to be paid for the Company Common Stock and allege that Andrews Group Incorporated and MC Group's board of directors breached fiduciary obligations to the Company's stockholders by entering into certain transactions with Marvel Entertainment Group, Inc. and Toy Biz, Inc. (the "Marvel and Toy Biz Transactions"), which transactions were allegedly corporate opportunities of the Company. The Actions seek to enjoin the consummation of the Merger Agreement and the Marvel and Toy Biz Transactions, as well as damages and an award of attorneys' fees. On March 17, 1997, the parties to all of the Actions except Fishbaum executed a Memorandum of Understanding setting forth the terms of their agreement in principle to settle these Actions. The Memorandum of Understanding acknowledges the enhanced terms for stockholders set forth in the Merger Agreement and provides that settling plaintiffs may seek up to $1.25 million in attorney's fees. The Memorandum of Understanding contemplates the drafting and execution of a Stipulation of Settlement by the parties and its approval by the Chancery Court, which approval is expected to occur in the third quarter of 1997.

         On March 26, 1997, Cigar Holdings completed a public offering of 5,000,000 shares of the Cigar Common Stock at an offering price of $23.75 per share. All of the shares sold were owned by MC Group. In addition, the underwriters have been granted an overallotment option to purchase an additional 750,000 shares, which as of the date hereof has not been exercised.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (DOLLARS IN THOUSANDS)



                                             BALANCE AT         CHARGED TO                             BALANCE AT
                                             BEGINNING          COSTS AND             OTHER              END OF
       DESCRIPTION                           OF PERIOD           EXPENSES          DEDUCTIONS(1)         PERIOD
       -----------                           ---------           --------          -------------         ------

Year ended December 31, 1994
  Deducted from asset accounts:
    Sales allowances                          $ 2,734           $      -           $        -           $  2,734
    Allowance for doubtful accounts             1,867                145                  (61)             1,951
    Inventory reserves                            514                247                    -                761
                                              -------           --------           ----------           --------
    Totals                                    $ 5,115           $    392           $      (61)          $  5,446
                                              =======           ========           ==========           ========

Year ended December 31, 1995
  Deducted from asset accounts:
    Sales allowances                          $ 2,734           $    650           $        -           $  3,384
    Allowance for doubtful accounts             1,951                206                 (190)             1,967
    Inventory reserves                            761                198                 (137)               822
                                              -------           --------           ----------           --------
    Totals                                    $ 5,446           $  1,054           $     (327)          $  6,173
                                              =======           ========           ==========           ========

Year ended December 31, 1996
  Deducted from asset accounts:
    Sales allowances                          $ 3,384           $  1,557           $        -           $  4,941
    Allowance for doubtful accounts             1,967               (634)                (670)               663
    Inventory reserves                            822                818                 (339)             1,301
                                              -------           --------           ----------           --------
    Totals                                    $ 6,173           $  1,741           $   (1,009)          $  6,905
                                              =======           ========           ==========           ========

---------
(1) Doubtful accounts written off, less recoveries, reclassifications and foreign translation adjustment and effects of businesses sold.