Form 10-Q
period 1997-03-29
MAFCO CONSOLIDATED GROUP INC
filed 1997-05-19
CIK 888676

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    ----------

Commission file number 1-11240

                         MAFCO CONSOLIDATED GROUP INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                        02-0424104
------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

35 EAST 62ND STREET, NEW YORK, NEW YORK                     10021
------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

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

At May 15, 1997, the number of outstanding shares of the registrant's common stock, par value $.01 per share, was 23,237,340 shares, of which 19,777,752 were indirectly held by Mafco Holdings Inc.

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                             THREE MONTH PERIODS ENDED
                                                                             -------------------------
                                                                              MARCH 29,      MARCH 31,
                                                                                 1997          1996
                                                                             -----------   -----------

Net sales                                                                      $  55,888    $  66,168
Cost of sales                                                                     31,258       38,302
                                                                               ---------    ---------
Gross profit                                                                      24,630       27,866

Selling, general and administrative expenses                                      18,350       12,203
                                                                               ---------    ---------
Operating income                                                                   6,280       15,663

Interest expense                                                                  (3,090)      (6,299)
Interest and investment income                                                     5,315        1,874
Amortization of deferred charges and bank fees                                      (222)        (499)
Gain on Cigar Secondary Offering                                                 110,811         --
Equity in earnings from continuing operations and preferred
      dividends of PCT                                                             1,866          370
Other (expense) income, net                                                         (129)          81
                                                                               ---------    ---------
Income from continuing operations before income taxes and minority interests     120,831       11,190
Provision for income taxes                                                       (41,322)      (3,475)
Minority interests in earnings of subsidiaries                                    (1,882)         (75)
                                                                               ---------    ---------
Income from continuing operations                                                 77,627        7,640
Discontinued operations
      Equity in discontinued operations of PCT, net of taxes of $361                --            671
                                                                               ---------    ---------
Net income                                                                     $  77,627    $   8,311
                                                                               =========    =========

Income per common share and common share equivalents:
      Continuing operations                                                    $    3.24    $    0.33
      Discontinued operations                                                       --           0.03
                                                                               ---------    ---------
Net income                                                                     $    3.24    $    0.36
                                                                               =========    =========



Weighted average common shares and common share equivalents outstanding           23,954       23,237


                See notes to consolidated financial statements.

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                 MARCH 29,  DECEMBER 31,
                                                                   1997        1996
                                                                ---------    ---------

                                    ASSETS
Current assets:
   Cash and cash equivalents                                       $3,301       $6,222
   Trading securities                                             253,504      409,605
   Notes and trade receivables, net                                24,895       19,498
   Inventories                                                     54,551       45,957
   Other                                                           27,147       25,396
                                                                ---------    ---------
      Total current assets                                        363,398      506,678

Property, plant and equipment, net                                 37,203       37,277
Pension asset                                                      64,506       62,738
Investment in PCT preferred and common stock                       14,462       12,996
Trademarks, net                                                    30,939       31,155
Intangible assets related to businesses acquired, net              59,310       59,723
Other assets                                                       72,500       58,934
                                                                =========    =========
                                                                 $642,318     $769,501
                                                                =========    =========


      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $7,873       $7,323
   Accrued expenses and other                                     138,563      100,847
                                                                ---------    ---------
      Total current liabilities                                   146,436      108,170

Long-term debt                                                    104,100       97,500
Deferred income taxes                                               6,059       36,109
Minority interests in subsidiaries                                  4,476        1,007
Other liabilities                                                 175,372      166,223

Commitments and contingencies

Stockholders' equity:
   Common stock, par value $.01 per share, 250,000,000 shares
     authorized, 24,722,190 shares issued in 1997 and 1996            247          247
   Additional paid-in-capital                                     167,105      167,105
   Retained earnings                                               68,426      223,043
   Treasury stock at cost (1,484,850 shares)                      (29,903)     (29,903)
                                                                ---------    ---------
      Total stockholders' equity                                  205,875      360,492
                                                                =========    =========
                                                                 $642,318     $769,501
                                                                =========    =========


                See notes to consolidated financial statements.

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                     THREE MONTH PERIODS ENDED
                                                                     -------------------------
                                                                       MARCH 29,    MARCH 31,
                                                                         1997         1996
                                                                     -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $  77,627    $   8,311
                                                                       ---------    ---------
Adjustments to reconcile net income to net cash flows from operating activities:
      Depreciation and amortization                                        1,874        2,540
      Gain on Cigar Secondary Offering                                  (110,811)        --
      Equity in earnings of PCT                                           (1,466)      (1,002)
      Minority interests in earnings of subsidiaries                       1,882           75
      Deferred income                                                        (53)         (51)
      Changes in assets and liabilities:
          Decrease in trading securities                                 156,101         --
          Increase in notes and trade receivables                         (5,397)      (1,640)
          Increase in inventories                                         (8,594)      (3,043)
          Increase in accounts payable                                       550        2,564
          Decrease in taxes payable and other, net                        (1,945)      (2,310)
                                                                       ---------    ---------
                                                                          32,141       (2,867)
                                                                       ---------    ---------

Net cash flows provided by operating activities                          109,768        5,444
                                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from Cigar Secondary Offering                               112,400         --
Capital expenditures                                                        (949)        (900)
                                                                       ---------    ---------
Net cash flows provided by (used for) investing activities               111,451         (900)
                                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (repayment) of revolving loan, net                              6,600       (7,821)
Cash dividend paid                                                      (232,244)        --
Due to affiliates and other borrowings                                     1,504          642
                                                                       ---------    ---------
Net cash used for financing activities                                  (224,140)      (7,179)
                                                                       ---------    ---------
Net decrease in cash and cash equivalents                                 (2,921)      (2,635)
Cash and cash equivalents at beginning of period                           6,222       93,417
                                                                       ---------    ---------

Cash and cash equivalents at end of period                             $   3,301    $  90,782
                                                                       =========    =========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
      Interest paid                                                    $   5,218    $   6,109
      Income taxes paid                                                   38,640        1,538


                 See notes to consolidated financial statements

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Mafco Consolidated Group Inc. ("MC Group" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The statements should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1996. All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's annual report on Form 10-K (the "1996 10-K"). Certain reclassifications have been made to conform to the current period's presentation. The results of operations for the three month periods ended March 29, 1997 and March 31, 1996 are not necessarily indicative of the results for the entire year.

2.       INVENTORIES

                                       March 29,       December 31,
                                         1997             1996
                                        -------          -------
Raw materials and supplies              $37,508          $34,469
Work-in-progress                          3,185            1,974
Finished goods                           13,858            9,514
                                        -------          -------
                                        $54,551          $45,957
                                        =======          =======


3.       MERGER AGREEMENT

         On February 20, 1997, Mafco Consolidated Holdings Inc. ("MC Holdings"), the direct parent and 85% owner of MC Group, entered into an Agreement and Plan of Merger (the "1997 Merger Agreement") with MC Group whereby MC Holdings will buy the remaining 15% of MC Group that it does not already own. Pursuant to the 1997 Merger Agreement, each outstanding share of MC Group common stock (other than shares held by MC Holdings) will be converted into the right to receive $33.50 per share in cash, subject to upward adjustment (the "Merger Consideration"). Additionally, on February 20, 1997, in connection with the 1997 Merger Agreement, MC Group declared a special cash dividend of $10 per share which was paid on March 14, 1997 to stockholders of record as of the close of business on March 10, 1997. In addition, pursuant to the 1997 Merger Agreement the Company has agreed to make cash payments aggregating $38,800 in respect of outstanding stock options.

         The Merger Consideration shall be equal to the sum of (x) $33.50 per share plus (y) an amount, if any (the "Additional Amount"), equal to the Excess (as defined below) multiplied by 79.7%. The Additional Amount shall be payable only if the average of the per share closing prices (the "Average") of Cigar Common Stock on the New York Stock Exchange for the ten trading days ending two trading days prior to the effectiveness of the Merger, exceeds $33.00 per share (the amount

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)



by which the Average exceeds $33.00 per share, the "Excess"). MC Group stockholders will be entitled to receive the Merger Consideration in cash, without interest, upon surrender of the certificate formerly representing shares of MC Group Common Stock.

         The 1997 Merger Agreement has been unanimously approved by the Boards of Directors of each company and, in the case of MC Group, by a special committee of independent directors formed to consider the transaction. The consummation of the transaction is subject to the approval of MC Group stockholders, the review by the Securities and Exchange Commission of an information statement to be sent to MC Group stockholders, and other customary conditions. Mafco Consolidated Holdings has agreed to vote in favor of the transaction which is expected to close in late June 1997 or early July 1997.

4.       SECONDARY OFFERING

         On March 26, 1997, Cigar Holdings completed a public offering of 5,000,000 shares of the Cigar Common Stock at an offering price of $23.75 per share (the "Cigar Secondary Offering"). All of the shares sold were owned by MC Group. The proceeds from the Cigar Secondary Offering, net of underwriter's discount and related fees and expenses, were $112,400 and resulted in a pre-tax gain to the Company of $110,811. As a result of the Cigar Secondary Offering, MC Group's ownership in Cigar Holdings was reduced to 64%.

5.       1997 KOLL AGREEMENTS

         In connection with the 1992 Distribution, Abex and Henley allocated between them certain liabilities related to the businesses of Henley or its predecessors, including certain liabilities relating to self-insurance programs, and each indemnified the other against loss associated with liabilities assumed by the indemnifying party. In addition, Abex guaranteed certain contingent obligations of Koll relating to a predecessor company pension plan and environmental liabilities of Henley and certain of its predecessors, and Koll agreed to indemnify Abex in respect thereof. During the first quarter of 1997, the Company, Koll and certain of its subsidiaries entered into certain agreements (the "1997 Koll Agreements"), the material terms of which provide for a re-allocation of the liabilities relating to the self-insurance programs, the Company to assume sponsorship of, and financial responsibility for, the predecessor company's pension plan referred to above which had a projected benefit obligation in excess of plan assets of $11,587 at March 31, 1997, the Company to pay to Koll $2,289, the Company to keep $500 from a third party in connection with the sale of an asset by Koll and the assumption by the Company of the Pullman Claims (as described below). In connection with the 1997 Koll Agreements, the Company recorded a charge of $7,600 in the first quarter of 1997. Koll has been discharging its assumed and indemnification responsibilities in the ordinary course. Based on (i) the Company's balance sheet reserves as of March 31, 1997 which include recognition of the full pension plan underfunding as of such date and reserves for each remaining category of the Company's self-insurance obligations to Koll and (ii) currently available information, including information filed with the Securities and Exchange Commission and the EPA regarding such environmental liabilities, the Company believes that liability for the discharge of the Company's remaining obligations with respect to all of the matters described in this paragraph, including its guarantee and indemnification

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


obligations, will not have a material adverse effect on its financial position or results of operations even if Koll's financial circumstances were to cause Koll to stop discharging its responsibilities.

         In addition, in connection with the 1997 Koll Agreements, the Company agreed to assume whatever liability, if any, Koll or certain of its subsidiaries may have with respect to personal injury claims arising out of the operations of either the passenger rail car business of Pullman Incorporated ("Pullman"), a predecessor of Koll and the Company, or the business of Pullman Passenger Car Company, a subsidiary of Koll (collectively, the "Pullman Claims"). Koll also transferred to the Company all of the rights that Koll and such subsidiaries may have against Wheelabrator Technologies Inc., another predecessor of Koll and the Company, with respect to the Pullman Claims. As of the date of the Company's assumption of the Pullman Claims, Koll was defending approximately 360 claims that individuals had contracted asbestos-related diseases by reason of their work maintaining or repairing Pullman cars. Management believes that costs related to these approximately 360 claims will not have a material adverse effect on the Company.

6.       INCOME PER COMMON SHARE

         Income per common share has been computed based on 23,954 and 23,237 weighted average shares outstanding in the 1997 and 1996 periods, respectively, including the dilutive effect of stock options in the 1997 period.

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


RESULTS OF OPERATIONS

         The discussion of historical results below includes the results of operations of Flavors' licorice extract and other flavoring agents business, which was sold November 25, 1996 (the "Flavors Disposition"), in the three month period ended March 31, 1996.

Three month period ended March 29, 1997 compared with the three month period ended March 31, 1996

         Net sales in 1997 and 1996 were $55.9 and $66.2, respectively, a decrease of $10.3 or 15.6%. The decrease in sales reflects a decrease of $26.0 due to the Flavors Disposition partially offset by an increase in net sales by Cigar of $15.7. Cigar sales increased as a result of both a shift in the sales mix to higher priced cigars and price increases on certain cigar brands and, to a lesser extent, an increase in cigar unit volume, particularly in the premium market.

         Gross profit was $24.6 and $27.9 in 1997 and 1996, respectively, a decrease of $3.3 or 11.8%. The decrease in gross profit in 1997 reflects a decrease of $11.0 due to the Flavors Disposition partially offset by an increase in gross profit of Cigar. The increase in gross profit of Cigar was due to the increase in sales, partially offset by increases in the costs of raw materials. As a percentage of net sales, Cigar's gross profit increased to 44.1% in 1997 from 42.0% in 1996 primarily due to the impact of price increases and fixed manufacturing costs spread over increased production volume.

         Selling, general and administrative ("SG&A") expenses were $18.4 and $12.2 in 1997 and 1996, respectively. The increase in SG&A in 1997 primarily reflects a non-cash charge of $7.6 related to the 1997 Koll Agreements (see
Note 5) and an increase in selling expenses and professional fees of Cigar partially offset by a decrease of $2.4 due to the Flavors Disposition.

         Interest expense was $3.1 and $6.3 in 1997 and 1996, respectively. The decrease was primarily due to the Flavors Disposition.

         Interest and investment income was $5.3 and $1.9 in 1997 and 1996, respectively. The increase primarily reflects interest income on the cash proceeds received from the Cigar IPO and the Flavors Disposition.

         Gain on Cigar Secondary Offering represents the gain from the sale of 5,000,000 shares of Cigar Holdings by the Company, net of fees and related expenses (See Note 4).

         Equity in earnings from continuing operations and preferred dividends of PCT represents the Company's common equity interest in PCT's continuing operations and preferred dividends received on the Company's investment in PCT Preferred Stock.

         Equity in discontinued operations of PCT (which were sold in April
1996), net of income taxes represents the Company's common equity interest in PCT's discontinued operations in 1996.

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

         The provision for income taxes as a percentage of income before income taxes and minority interests was 34.2% in 1997 and 31.1% in 1996. The increase in the effective rate is primarily due to an increase in income subject to United States taxation during 1997 partially offset by tax benefits associated with the Company's operations in Puerto Rico and a higher tax rate on Flavors operations in 1996. Income tax expense in 1997 and 1996 reflects provisions for federal income taxes, Puerto Rico tollgate taxes and taxes on Puerto Rico source income, together with state and franchise taxes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash flows provided by operating activities were $109.8 and $5.4 in 1997 and 1996, respectively. The increase primarily reflects a decrease in trading securities partially offset by increased working capital requirements in 1997 as compared to 1996.

         Cash flows provided by (used for) investing activities were $111.5 and ($0.9) in 1997 and 1996, respectively. The increase in 1997 reflects the proceeds from the Cigar Secondary Offering of $112.4 which was completed on March 26, 1997. Capital expenditures in 1997 and 1996 primarily relate to an investment in Cigar's manufacturing facilities to meet the increased demand for the Company's premium cigars. Capital expenditures for the remainder of 1997 are expected to be $3.0.

         Cash flows used for financing activities were $224.1 and $7.2 in 1997 and 1996, respectively. The increase primarily reflects the $232.2 dividend paid by MC Group in connection with the 1997 Merger Agreement, partially offset by borrowings under Cigar's credit agreement.

         In 1993 and 1994, Cigar entered into two five-year interest rate swap agreements in an aggregate notional amount of $85.0. Under the terms of the agreements, Cigar receives a fixed interest rate averaging 5.8% and pays a variable interest rate equal to the six month LIBOR. Cigar entered into such agreements to take advantage of the differential between long-term and short-term interest rates and effectively converted the interest rate on $85.0 of fixed-rate indebtedness to a variable rate. Had Cigar terminated these agreements which it considers to be held for other than trading purposes on March 31, 1997, a combined loss of approximately $1.9 would have been realized. Future positive or negative cash flows associated with these contracts will depend upon the trend of short-term interest rates during the remaining life of the agreements. In the event of non-performance of the counterparties at anytime during the remaining lives of these agreements which expire at December 1998 and January 1999, Cigar could lose some or all of any future positive cash flows. However, Cigar does not anticipate non-performance by such counterparties.

         On February 20, 1997, MC Holdings entered into the 1997 Merger Agreement with MC Group whereby MC Holdings will buy the remaining 15% of MC Group that it does not already own (See Note 3).

         The Company expects to use its cash resources, currently invested in trading securities, to pay the 1997 Merger Agreement consideration, including related fees and expenses and amounts owing in respect of outstanding stock options, of approximately $156.6. Such amount excludes the Additional Amount, if any. The balance of the Company's cash resources will be used for general corporate

                 MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


purposes, including funding of liabilities assumed in the Abex Merger and loans or distributions to the Company's parent.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share", which established new standards for computing and presenting earnings per share. SFAS No. 128 will be effective for interim and annual financial statements after December 15, 1997. The Company believes that the adoption of SFAS No. 128 will not have a material impact on the Company's reported earnings per share.

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

                                      MAFCO CONSOLIDATED GROUP INC.
                                               (Registrant)



                                      By:    /s/Irwin Engelman
                                            ----------------------------
May 16, 1997                                Irwin Engelman
                                            Executive Vice President


                                      By:    /s/Laurence Winoker
                                            ----------------------------
May 16, 1997                                Laurence Winoker
                                            Vice President and Controller
                                            (Principal Accounting Officer)