Form 10-Q
period 1997-06-28
MAFCO CONSOLIDATED GROUP INC
filed 1997-08-12
CIK 888676

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1997

                                      OR

[    ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ____ to ____


Commission file number 1-11240


                         MAFCO CONSOLIDATED GROUP INC.

-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          DELAWARE                                       02-0424104

(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)
-------------------------------------------------------------------------------


35 EAST 62ND STREET, NEW YORK, NEW YORK                     10021

(Address of principal executive offices)                 (Zip Code)


                                  212-572-8600

-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            Indicate the number of shares outstanding of each of the
                     issuer's classes of common stock as of
                          the latest practicable date.

            Class                          Outstanding at August 11, 1997
----------------------------               ------------------------------
Common Stock, $1.00 par                                1,000

        As of August 11, 1997, all of the Registrant's outstanding common stock was indirectly held by Mafco Holdings Inc.

           MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT SHARE DATA)
                             (UNAUDITED)

                                                 SIX MONTH                        THREE MONTH
                                               PERIODS ENDED                     PERIODS ENDED
                                       ---------------------------           --------------------
                                        JUNE 28,          JUNE 30,            JUNE 28,   JUNE 30,
                                          1997              1996               1997        1996
                                       ---------         ---------           --------    --------

   Net sales                           $ 132,265          $144,745            $76,377    $ 78,577
   Cost of sales                          74,193            82,667             42,935      44,365
                                       ---------           -------           --------    --------
   Gross profit                           58,072            62,078             33,442      34,212

   Selling, general and
     administrative expenses              30,640            27,506             12,290      15,303
                                       ---------           -------           --------    --------
   Operating income                       27,432            34,572             21,152      18,909

   Interest expense                       (6,367)          (12,836)            (3,277)     (6,537)
   Interest and investment income         10,153             3,440              4,838       1,566
   Amortization of deferred charges
     and bank fees                          (493)           (1,008)              (271)       (509)
   Gain on Cigar Secondary Offering      110,811              --                 --          --
   Equity in earnings from
     continuing operations and
     preferred dividends of M&F
     Worldwide                             3,745             1,466              1,879       1,096
   Mark-to-market of VSR obligation        7,359              --                7,359        --
   Other (expense) income, net              (110)             (220)                19        (301)
                                       ---------           -------           --------    --------
   Income from continuing
     operations before income taxes
     and minority interests              152,530            25,414             31,699      14,224
   Provision for income taxes            (50,763)           (7,747)            (9,441)     (4,272)
   Minority interests in earnings
     of subsidiaries                      (6,885)             (141)            (5,003)        (66)
                                       ---------           -------           --------    --------
   Income from continuing operations      94,882            17,526             17,255       9,886
   Discontinued operations
     Equity in earnings from
       discontinued operations of M&F
       Worldwide, net of
       taxes of $1,721 and $1,360           --              14,668               --        13,997
                                       ---------           -------           --------    --------
Net income                             $  94,882           $32,194           $ 17,255    $ 23,883
                                       =========           =======           ========    ========

Income per common share and common
 share equivalents:
   Continuing operations               $    4.08           $  0.76           $   0.74    $   0.43
   Discontinued operations                  --                0.63               --          0.60
                                       ---------           -------           --------    --------
Net income                             $    4.08           $  1.39           $   0.74    $   1.03
                                       =========           =======           ========    ========


Weighted average common shares
  outstanding (in thousands)              23,237            23,237             23,237      23,237






           See notes to consolidated financial statements.

          MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE DATA)
                            (UNAUDITED)


                                                  JUNE 28, DECEMBER 31,
                   ASSETS                           1997      1996
                                                  -------- ------------
Current assets:
   Cash and cash equivalents                     $  8,805   $ 6,222
   Trading securities                             245,837   409,605
   Notes and trade receivables, net                27,516    19,498
   Inventories                                     59,882    45,957
   Other                                           24,265    25,396
                                                 --------  --------
      Total current assets                        366,305   506,678

Property, plant and equipment, net                 38,057    37,277
Pension asset                                      66,773    62,738
Investment in M&F Worldwide preferred
  and common stock                                 16,682    12,996
Trademarks, net                                    30,722    31,155
Intangible assets related to businesses
  acquired, net                                    58,920    59,723
Other assets                                       70,382    58,934
                                                 ========  ========
                                                 $647,841  $769,501
                                                 ========  ========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $  6,834   $ 7,323
   Accrued expenses and other                     133,054   100,847
                                                  --------  --------
      Total current liabilities                   139,888   108,170

Long-term debt                                    103,800    97,500
Deferred income taxes                               6,281    36,109
Minority interests in subsidiaries                  9,323     1,007
Other liabilities                                 165,419   166,223

Commitments and contingencies

Stockholders' equity:
   Common stock, par value $.01 per
    share, 250,000,000 shares
    authorized, 24,722,190 shares
    issued in 1997 and 1996                           247       247
   Additional paid-in-capital                     167,105   167,105
   Retained earnings                               85,681   223,043
   Treasury stock at cost (1,484,850 shares)      (29,903)  (29,903)
                                                 --------  --------
      Total stockholders' equity                  223,130   360,492
                                                 ========  ========
                                                 $647,841  $769,501
                                                 ========  ========


          See notes to consolidated financial statements.

              MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)
                                (UNAUDITED)

                                                      SIX MONTH PERIODS ENDED
                                                      -----------------------
                                                       JUNE 28,   JUNE 30,
                                                         1997       1996
                                                       ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $  94,882  $  32,194
                                                       ---------  ---------
Adjustments to reconcile net income to net cash flows
provided by operating activities:
      Depreciation and amortization                        3,764      5,131
      Gain on Cigar Secondary Offering                  (110,811)         -
      Equity in earnings of M&F Worldwide                 (2,945)   (17,855)
      Minority interests in earnings of subsidiaries       6,885        141
      Changes in assets and liabilities:
          Decrease in trading securities                 163,768          -
          Increase in notes and trade receivables         (8,018)    (6,144)
          Increase in inventories                        (13,925)    (1,627)
          (Decrease) increase in accounts payable           (489)     1,339
          (Decrease) increase in taxes
            payable and other, net                       (13,780)     2,017
                                                       ---------   ---------
                                                          24,449    (16,998)
                                                       ---------- ----------

Net cash flows provided by operating activities          119,331     15,196
                                                       ---------- ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from Cigar Secondary Offering               112,400          -
Capital expenditures                                      (2,815)    (4,107)
Other, net                                                     -       (368)
                                                       ---------- ----------
Net cash flows provided by (used for)
  investing activities                                   109,585     (4,475)
                                                       ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                   9,200      1,000
Repayment of borrowings                                   (2,900)    (6,940)
Cash dividend paid                                      (232,244)         -
Due to affiliates and other, net                            (389)     1,308
                                                       ---------- ----------
Net cash used for financing activities                  (226,333)    (4,632)
                                                       ---------- ----------
Net increase in cash and cash equivalents                  2,583      6,089
Cash and cash equivalents at beginning of period           6,222     93,417
                                                       ---------- ----------

Cash and cash equivalents at end of period             $   8,805  $  99,506
                                                       ========== ==========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
      Interest paid                                    $   5,733  $  13,013
      Income taxes paid                                   46,897      2,876







              See notes to consolidated financial statements

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)


1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Mafco Consolidated Group Inc. ("MC Group" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The statements should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1996. All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's annual report on Form 10-K (the "1996 10-K"). Certain reclassifications have been made to conform to the current period's presentation. The results of operations for the three and six month periods ended June 28, 1997 and June 30, 1996 are not necessarily indicative of the results for the entire year.

2.    INVENTORIES

                                   June 28,      December 31,
                                     1997            1996
                                   ---------     ------------
     Raw materials and supplies    $  39,848      $  34,469
     Work-in-progress                  3,479          1,974
     Finished goods                   16,555          9,514
                                   ---------      ---------
                                   $  59,882      $  45,957
                                   =========      =========


3.    MERGER AGREEMENT

      On February 20, 1997, Mafco Consolidated Holdings Inc. ("MC Holdings"), the direct parent and 85% owner of MC Group, entered into an Agreement and Plan of Merger (the "1997 Merger Agreement") with MC Group whereby MC Holdings agreed to buy the remaining 15% of MC Group that it does not already own. Pursuant to the 1997 Merger Agreement on July 9, 1997, each outstanding share of MC Group common stock (other than shares held by MC Holdings) was converted into the right to receive $33.50 per share in cash (the "Merger Consideration"). The total Merger Consideration, including shares not yet converted, was $115,900. Additionally, on February 20, 1997, in connection with the 1997 Merger Agreement, MC Group declared a special cash dividend of $10 per share which was paid on March 14, 1997 to stockholders of record as of the close of business on March 10, 1997. In addition, pursuant to the 1997 Merger Agreement the Company made cash payments aggregating $38,800 during July 1997 in respect of outstanding stock options.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)


4.    SECONDARY OFFERING

      On March 26, 1997, Consolidated Cigar Holdings Inc. ("Cigar Holdings") completed a public offering of 5,000,000 shares of the Cigar Common Stock at an offering price of $23.75 per share (the "Cigar Secondary Offering"). All of the shares sold were owned by MC Group. The proceeds from the Cigar Secondary Offering, net of underwriter's discount and related fees and expenses, were $112,400 and resulted in a pre-tax gain to the Company of $110,811. As a result of the Cigar Secondary Offering, MC Group's ownership in Cigar Holdings was reduced to approximately 64%.

5.    1997 KOLL AGREEMENTS

      In connection with the 1992 Distribution, Abex and Henley allocated between them certain liabilities related to the businesses of Henley or its predecessors, including certain liabilities relating to self-insurance programs, and each indemnified the other against loss associated with liabilities assumed by the indemnifying party. In addition, Abex guaranteed certain contingent obligations of Koll relating to a predecessor company pension plan and environmental liabilities of Henley and certain of its predecessors, and Koll agreed to indemnify Abex in respect thereof. During the first quarter of 1997, the Company, Koll and certain of its subsidiaries entered into certain agreements (the "1997 Koll Agreements"), the material terms of which provide for a re-allocation of the liabilities relating to the self-insurance programs, the Company to assume sponsorship of, and financial responsibility for, the predecessor company's pension plan referred to above which had a projected benefit obligation in excess of plan assets of $11,587 at March 31, 1997, the Company to pay to Koll $2,289, the Company to keep $500 from a third party in connection with the sale of an asset by Koll and the assumption by the Company of the Pullman Claims (as described below). In connection with the 1997 Koll Agreements, the Company recorded a charge of $7,600 in the first quarter of 1997. Koll has been discharging its assumed and indemnification responsibilities in the ordinary course. Based on (i) the Company's balance sheet reserves as of June 28, 1997 which include recognition of the full pension plan underfunding as of such date and reserves for each remaining category of the Company's self-insurance obligations to Koll and
(ii) currently available information, including information filed with the Securities and Exchange Commission and the EPA regarding such environmental liabilities, the Company believes that liability for the discharge of the Company's remaining obligations with respect to all of the matters described in this paragraph, including its guarantee and indemnification obligations, will not have a material adverse effect on its financial position or results of operations even if Koll's financial circumstances were to cause Koll to stop discharging its responsibilities.

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

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)


that individuals had contracted asbestos-related diseases by reason of their work maintaining or repairing Pullman cars. Management believes that costs related to these approximately 360 claims will not have a material adverse effect on the Company.

6.    INCOME PER COMMON SHARE

      Income per common share has been computed based on 23,237 weighted average shares outstanding in the 1997 and 1996 periods. The effect of stock options was not materially dilutive.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)



RESULTS OF OPERATIONS

      The discussion of historical results below includes the results of the Company's cigar business for all periods presented and the results of Flavors' licorice extract and other flavoring agents business, which was sold November 25, 1996 (the "Flavors Disposition"), in the three and six month periods ended June 29, 1996.

Three month period ended June 28, 1997 compared with the three month period ended June 30, 1996

      Net sales in 1997 and 1996 were $76.4 and $78.6, respectively, a decrease of $2.2 or 2.8%. The decrease in sales reflects a decrease of $26.6 due to the Flavors Disposition partially offset by an increase in net sales by Cigar of $24.4. Cigar sales increased as a result of both a shift in the sales mix to higher priced cigars and price increases on certain cigar brands and, to a lesser extent, an increase in cigar unit volume, particularly in the premium market.

      Gross profit was $33.4 and $34.2 in 1997 and 1996, respectively, a decrease of $0.8 or 2.3%. The decrease in gross profit in 1997 reflects a decrease of $12.3 due to the Flavors Disposition partially offset by an increase of $11.5 in the gross profit of Cigar. The increase in gross profit of Cigar was due to the increase in sales, partially offset by increases in the costs of raw materials. As a percentage of net sales, Cigar's gross profit increased to 43.8% in 1997 from 42.1% in 1996 primarily due to the impact of price increases and fixed manufacturing costs spread over increased production volume.

      Selling, general and administrative ("SG&A") expenses were $12.3 and $15.3 in 1997 and 1996, respectively. The decrease in SG&A reflects a decrease of $2.5 due to the Flavors Disposition and a decrease in corporate expenses of MC Group, partially offset by an increase in selling expenses and professional fees of Cigar.

      Interest expense was $3.3 and $6.5 in 1997 and 1996, respectively. The decrease was primarily due to the Flavors Disposition.

      Interest and investment income was $4.8 and $1.6 in 1997 and 1996, respectively. The increase primarily reflects interest income on the cash proceeds received from the Cigar IPO, the Cigar Secondary Offering and the Flavors Disposition, a portion of which was used to fund the special dividend paid in March 1997.

      Equity in earnings from continuing operations and preferred dividends of M&F Worldwide Corp. ("M&F Worldwide", formerly Power Control Technologies Inc.) represents the Company's common equity interest in M&F Worldwide's continuing operations and preferred dividends received on the Company's investment in M&F Worldwide Preferred Stock.

      The mark-to-market income of $7.4 in 1997 reflects the decrease in the closing market price of the VSR obligation in the second quarter of 1997. The Company's VSR obligation is marked to the

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


closing market price of the security at each financial statement date. As a result, income or expense may result from future mark-to-market adjustments.

      Equity in discontinued operations of M&F Worldwide (which were sold in April 1996), net of income taxes, represents the Company's common equity interest in M&F Worldwide's discontinued operations in 1996.

      The provision for income taxes as a percentage of income from continuing operations before income taxes and minority interests was 29.8% in 1997 and 30.0% in 1996. The decrease in the effective rate is primarily due to the higher tax rate on Flavors' operations in 1996 and the tax benefits associated with the Company's operations in Puerto Rico partially offset by an increase in income subject to the United States taxation during 1997. Income tax expense in 1997 and 1996 reflects provisions for federal income taxes, Puerto Rico tollgate taxes and taxes on Puerto Rico source income, together with state and franchise taxes.

Six month period ended June 28, 1997 compared with the six month period ended June 30, 1996

      Net sales in 1997 and 1996 were $132.3 and $144.7, respectively, a decrease of $12.4 or 8.6%. The decrease in sales reflects a decrease of $52.7 due to the Flavors Disposition partially offset by an increase in net sales by Cigar of $40.1. Cigar sales increased as a result of both a shift in the sales mix to higher priced cigars and price increases on certain cigar brands and, to a lesser extent, an increase in cigar unit volume, particularly in the premium market.

      Gross profit was $58.1 and $62.1 in 1997 and 1996, respectively, a decrease of $4.0 or 6.4%. The decrease in gross profit in 1997 reflects a decrease of $23.3 due to the Flavors Disposition partially offset by an increase of $19.3 in gross profit of Cigar. The increase in gross profit of Cigar was due to the increase in sales, partially offset by increases in the costs of raw materials. As a percentage of net sales, Cigar's gross profit increased to 43.9% in 1997 from 42.1% in 1996 primarily due to the impact of price increases and fixed manufacturing costs spread over increased production volume.

      SG&A expenses were $30.6 and $27.5 in 1997 and 1996, respectively. The increase in SG&A in 1997 primarily reflects a non-cash charge of $7.6 related to the 1997 Koll Agreements (see Note 5) and an increase in selling expenses and professional fees of Cigar partially offset by a decrease of $4.9 due to the Flavors Disposition and a decrease in corporate expenses of MC Group.

      Interest expense was $6.4 and $12.8 in 1997 and 1996, respectively. The decrease was primarily due to the Flavors Disposition.

      Interest and investment income was $10.2 and $3.4 in 1997 and 1996, respectively. The increase primarily reflects interest income on the cash proceeds received from the Cigar IPO and Secondary Offering and the Flavors Disposition, a portion of which was used to fund the special dividend in March 1997.

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

      Equity in earnings from continuing operations and preferred dividends of M&F Worldwide represents the Company's common equity interest in M&F Worldwide's continuing operations and preferred dividends received on the Company's investment in M&F Worldwide Preferred Stock.

      The mark-to-market income of $7.4 in 1997 reflects the decrease in the closing market price of the VSR obligation in the second quarter of 1997. The Company's VSR obligation is marked to the closing market price of the security at each financial statement date. As a result, income or expense may result from future mark-to-market adjustments.

      Equity in discontinued operations of M&F Worldwide, net of income taxes represents the Company's common equity interest in M&F Worldwide's discontinued operations in 1996.

      The provision for income taxes as a percentage of income before income taxes and minority interests was 33.3% in 1997 and 30.5% in 1996. The increase in the effective rate is primarily due to an increase in income subject to the United States taxation during 1997 partially offset by the higher tax rate on Flavors' operations in 1996 and the tax benefits associated with the Company's operations in Puerto Rico. Income tax expense in 1997 and 1996 reflects provisions for federal income taxes, Puerto Rico tollgate taxes and taxes on Puerto Rico source income, together with state and franchise taxes.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      The Company's net cash flows provided by operating activities were $119.3 and $15.2 in 1997 and 1996, respectively. The increase primarily reflects a decrease in trading securities partially offset by increased working capital requirements in 1997 as compared to 1996.

      Net cash flows provided by (used for) investing activities were $109.6 and ($4.5) in 1997 and 1996, respectively. The increase in 1997 reflects the proceeds from the Cigar Secondary Offering of $112.4 which was completed on March 26, 1997. Capital expenditures in 1997 and 1996 primarily relate to an investment in Cigar's manufacturing facilities to meet the increased demand for the Company's premium cigars. Capital expenditures for the remainder of 1997 are expected to be $2.7.

      Net cash used for financing activities was $226.3 and $4.6 in 1997 and 1996, respectively. The increase primarily reflects the $232.2 dividend paid by MC Group in connection with the 1997 Merger Agreement, partially offset by borrowings under Cigar's credit agreement.

      In 1993 and 1994, Cigar entered into two five-year interest rate swap agreements in an aggregate notional amount of $85.0. Under the terms of the agreements, Cigar receives a fixed interest rate averaging 5.8% and pays a variable interest rate equal to the six month LIBOR. Cigar entered into such agreements to take advantage of the differential between long-term and short-term interest rates and effectively converted the interest rate on $85.0 of fixed-rate indebtedness to a variable rate. Had Cigar terminated these agreements which it considers to be held for other than trading purposes on June

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


24, 1997, a combined loss of approximately $0.7 would have been realized. Future positive or negative cash flows associated with these contracts will depend upon the trend of short-term interest rates during the remaining life of the agreements. In the event of non-performance of the counterparties at anytime during the remaining lives of these agreements which expire at December 1998 and January 1999, Cigar could lose some or all of any future positive cash flows. However, Cigar does not anticipate non-performance by such counterparties.

      Pursuant to the 1997 Merger Agreement, on July 9, 1997, each outstanding share of MC Group common stock (other than shares held by MC Holdings) was converted into the right to receive $33.50 per share in cash. The total Merger Consideration, including shares not yet converted, was $115.9 (see Note 3). Additionally, on February 20, 1997, in connection with the 1997 Merger Agreement, MC Group declared a special cash dividend of $10 per share which was paid on March 14, 1997 to stockholders of record as of the close of business on March 10, 1997. In addition, pursuant to the 1997 Merger Agreement the Company made cash payments aggregating $38.8 during July 1997 in respect of outstanding stock options.

      The Company used the proceeds from the sale of its trading securities to pay the Merger Consideration, including related fees and expenses and amounts owing in respect of outstanding stock options. The balance of the Company's cash and trading securities will be used for general corporate purposes, including funding of liabilities assumed in the Abex Merger and loans or distributions to the Company's parent.

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

                                             MAFCO CONSOLIDATED GROUP INC.
                                             -----------------------------
                                                     (Registrant)



                                             By: /s/Irwin Engelman
                                                ------------------------------
August 11, 1997                                 Irwin Engelman
                                                Executive Vice President
                                                (Principal Financial Officer)


                                             By: /s/Laurence Winoker
                                                ------------------------------
August 11, 1997                                 Laurence Winoker
                                                Vice President and Controller
                                                (Principal Accounting Officer)