Form 10-Q
period 1997-09-27
MAFCO CONSOLIDATED GROUP INC
filed 1997-11-12
CIK 888676

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1997

                                      OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    -------

Commission file number 1-11240

                         MAFCO CONSOLIDATED GROUP INC.

 ----------------------------------------------------------------------------
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

                                  212-572-8600
----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

            Indicate the number of shares outstanding of each of the
                     issuer's classes of common stock as of
                          the latest practicable date.

            Class                          Outstanding at November 10, 1997
       -------------                       --------------------------------
Common Stock, $1.00 par                                  1,000

         As of November 10, 1997, all of the Registrant's outstanding common stock was indirectly held by Mafco Holdings Inc.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          NINE MONTH                       THREE MONTH
                                                                         PERIODS ENDED                    PERIODS ENDED
                                                                -------------------------------- --------------------------------
                                                                 SEPTEMBER 27,    SEPTEMBER 29,   SEPTEMBER 27,   SEPTEMBER 29,
                                                                     1997             1996            1997             1996
                                                                                   (restated)                      (restated)
                                                                ---------------  --------------- ---------------  ---------------
   Net sales                                                     $     214,907    $     230,380   $       82,642   $       85,635
   Cost of sales                                                       121,492          131,868           47,299           49,201
                                                                ---------------  --------------- ---------------  ---------------
   Gross profit                                                         93,415           98,512           35,343           36,434

   Selling, general and administrative expenses                         74,615           40,018           43,975           12,512
                                                                ---------------  --------------- ---------------  ---------------
   Operating income (loss)                                              18,800           58,494           (8,632)         23,922

   Interest expense                                                     (9,440)        (19,255)           (3,073)         (6,419)
   Interest and investment income                                       13,838           7,057             3,685           3,617
   Amortization of deferred charges and bank fees                         (713)         (1,516)             (220)           (508)
   Gain on Cigar Secondary Offering                                    110,811               -                 -               -
   Gain on Cigar IPO                                                         -         127,809                 -         127,809
   Equity in earnings from continuing operations and
         preferred dividends of M&F Worldwide                            5,624           2,773             1,879           1,307
   Mark-to-market of VSR obligation                                      8,278               -               919               -
   Other income (expense), net                                              48            (759)              177            (398)
                                                                ---------------  --------------- ---------------  ---------------
   Income (loss) from continuing operations before income taxes
         and minority interests                                        147,246          174,603           (5,265)        149,330
   (Provision) benefit for income taxes                                (47,573)         (59,052)           3,190         (51,305)
   Minority interest                                                   (27,479)         (17,203)          (6,468)        (14,594)
                                                                ---------------  --------------- ---------------  ---------------
   Income (loss) from continuing operations                             72,194           98,348           (8,543)         83,431
   Discontinued operations
        Equity in earnings from discontinued operations of M&F
               Worldwide, net of taxes                                       -           12,811                -             327
                                                                ---------------  --------------- ---------------  ---------------
   Net income (loss)                                             $      72,194   $      111,159   $       (8,543) $       83,758
                                                                ===============  =============== ===============  ===============














                See notes to consolidated financial statements.

                      MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)
                                     (UNAUDITED)




                                                                                                 SEPTEMBER 27,        DECEMBER 31,
                                     ASSETS                                                           1997                1996
                                                                                                                       (restated)
                                                                                                -----------------   --------------
Current assets:
   Cash and cash equivalents                                                                     $        2,132      $      6,222
   Trading securities                                                                                     1,645           409,605
   Notes and trade receivables, net                                                                      35,215            19,498
   Inventories                                                                                           74,208            45,957
   Prepaid expenses and other                                                                            21,763            25,396
                                                                                                -----------------   --------------
      Total current assets                                                                              134,963           506,678

Property, plant and equipment, net                                                                       41,598            37,277
Pension asset                                                                                            70,355            62,738
Investment in M&F Worldwide preferred and common stock                                                   29,035            12,996
Trademarks, net                                                                                          31,096            31,155
Intangible assets related to businesses acquired, net                                                   148,139            59,723
Loan to an affiliate                                                                                    105,137                 -
Other assets                                                                                             58,095            58,934
                                                                                                =================   ==============
                                                                                                 $      618,418      $    769,501
                                                                                                =================   ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                              $       11,157      $      7,323
   Accrued expenses and other                                                                           121,675           100,847
                                                                                                -----------------   --------------
      Total current liabilities                                                                         132,832           108,170

Long-term debt                                                                                          113,400            97,500
Deferred income taxes                                                                                     6,598            36,109
Minority interest                                                                                        17,009            54,672
Other liabilities                                                                                       167,334           166,221

Commitments and contingencies
Stockholders' equity:
   Common stock, par value $1.00; 1,000 shares authorized, issued  and outstanding                            1                 -
   Common stock, par value $.01 per share, 250,000,000 shares authorized,
      24,722,190 shares issued                                                                                -               247
   Additional paid-in-capital                                                                            34,290            63,947
   Retained earnings                                                                                    146,954           272,538
   Treasury stock at cost (1,484,850 shares)                                                                  -           (29,903)
                                                                                                -----------------   --------------
      Total stockholders' equity                                                                        181,245           306,829
                                                                                                =================   ==============
                                                                                                 $      618,418      $    769,501
                                                                                                =================   ==============


                See notes to consolidated financial statements.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                ADDITIONAL
                                                 COMMON           PAID-IN         RETAINED        TREASURY
                                                  STOCK           CAPITAL         EARNINGS          STOCK           TOTAL
                                             ---------------- ---------------- --------------- ---------------- ----------------
Balance at December 31, 1996, restated        $         247    $     63,947      $    272,538   $      (29,903)   $  306,829

Net income                                                                             72,194                         72,194
Recapitalization                                       (246)        (29,657)               --           29,903            --
Distributions to parent                                                              (197,778)                      (197,778)
                                             ---------------- ---------------- --------------- ---------------- ----------------

Balance at September 27, 1997                 $            1   $      34,290     $    146,954   $           -     $   181,245
                                             ================ ================ =============== ================ ================










                See notes to consolidated financial statements.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                              NINE MONTH PERIODS ENDED
                                                                                        ------------------------------------
                                                                                         SEPTEMBER 27,       SEPTEMBER 29,
                                                                                              1997                1996
                                                                                                              (restated)
                                                                                        -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $        72,194   $        111,159
                                                                                        -----------------  -----------------
Adjustments to reconcile net income to net cash flows provided by (used for)
  operating activities:
      Depreciation and amortization                                                                7,981              7,736
      Gain on Cigar Secondary Offering                                                          (110,811)                 -
      Gain on Cigar IPO                                                                                -           (127,809)
      Equity in earnings of M&F Worldwide                                                         (4,424)           (15,693)
      Minority interest                                                                           27,479             17,203
      Changes in assets and liabilities:
          Decrease (increase) in trading securities                                              407,960           (225,172)
          Increase in notes and trade receivables                                                (14,843)            (5,132)
          Increase in inventories                                                                (24,862)            (6,862)
          Increase in accounts payable                                                             3,168              5,139
          (Decrease) increase in deferred taxes and other, net                                   (10,047)            50,427
                                                                                        -----------------  -----------------
                                                                                                 281,601           (300,163)
                                                                                        -----------------  -----------------
Net cash flows provided by (used for) operating activities                                       353,795           (189,004)
                                                                                        -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from Cigar Secondary Offering                                                       112,400                  -
Acquisition of shares in Merger, including fees and expenses
  and purchase component of options                                                             (126,120)                 -
Acquisition of La Flor, net of cash acquired                                                     (14,420)                 -
Purchase of M&F Worldwide common stock                                                            (2,715)                 -
Capital expenditures                                                                              (4,582)            (5,844)
Loan to affiliate                                                                               (105,137)                 -
Other, net                                                                                             9               (323)
                                                                                        -----------------  -----------------
Net cash flows used for investing activities                                                    (140,565)            (6,167)
                                                                                        -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                          19,398                  -
Repayment of borrowings                                                                           (2,900)            (8,535)
Net proceeds from Cigar IPO                                                                            -            127,809
Distributions to minority shareholders                                                           (34,470)                 -
Distributions to parent                                                                         (197,778)                 -
Due to affiliates and other, net                                                                  (1,570)             1,728
                                                                                        -----------------  -----------------
Net cash flows (used for) provided by financing activities                                      (217,320)           121,002
                                                                                        -----------------  -----------------
Net increase in cash and cash equivalents                                                         (4,090)           (74,169)
Cash and cash equivalents at beginning of period                                                   6,222             93,417
                                                                                        -----------------  -----------------
Cash and cash equivalents at end of period                                               $        2,132    $         19,248
                                                                                        =================  =================

Supplemental schedule of cash flow information
      Interest paid                                                                      $        13,210   $         19,020
      Income taxes paid                                                                          103,984              3,827









                        See notes to consolidated financial statements

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)



1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Mafco Consolidated Group Inc. ("MC Group" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The statements should be read in conjunction with the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1996. All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's annual report on Form 10-K (the "1996 10-K"). In connection with the Merger (see Note 3), the financial statement for all periods presented have been restated to reflect Mafco Consolidated Holdings Inc. ("MC Holding") basis in the Company. The results of operations for the three and nine month periods ended September 27, 1997 and September 29, 1996 are not necessarily indicative of the results for the entire year.

2.    INVENTORIES

                                            September 27,       December 31,
                                                1997                1996
                                            ------------        ------------
           Raw materials and supplies       $     50,784        $     34,469
           Work-in-progress                        4,282               1,974
           Finished goods                         19,142               9,514
                                            ------------        ------------
                                            $     74,208        $     45,957
                                            ============        ============


3.    MERGER AGREEMENT

      On February 20, 1997, MC Holdings, the direct parent and 85% owner of
MC Group, entered into an Agreement and Plan of Merger (the "1997 Merger Agreement") with MC Group whereby MC Holdings, through its wholly-owned subsidiary MCG Acquisition Inc. ("MCG Acquisition"), agreed to buy the remaining 15% of MC Group that it did not already own. Pursuant to the 1997 Merger Agreement, MCG Acquisition merged with and into MC Group (the "Merger") and each outstanding share of MC Group common stock (other than shares held by MC Holdings) was converted into the right to receive $33.50 per share in cash (the "Merger Consideration"). Pursuant to the 1997 Merger Agreement the Company also made cash payments aggregating approximately $38,800 during July 1997 in respect of outstanding stock options ("Stock Option Settlement") of which approximately $33,007 was charged to selling, general and administrative expenses in the consolidated statement of operations. Additionally, on February 20, 1997, in connection with the 1997 Merger Agreement, MC Group declared a special cash dividend of $10 per share which was paid on March 14, 1997 to stockholders of record as of the close of business on March 10, 1997.

      The Merger was accounted for under the purchase method of accounting. The aggregate

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)



purchase price was $126,120, including the Merger Consideration, estimated fees and expenses and the purchase component of the Stock Option Settlement of $5,774. The aggregate purchase price exceeded the fair value of net assets acquired by $78,839, which has been assigned to goodwill and is being amortized over 40 years on a straight line basis.

4.  SECONDARY OFFERING

      On March 26, 1997, Consolidated Cigar Holdings Inc. ("Cigar") completed a public offering of 5,000,000 shares of the Cigar Common Stock at an offering price of $23.75 per share (the "Cigar Secondary Offering"). All of the shares sold were owned by MC Group. The proceeds from the Cigar Secondary Offering, net of underwriter's discount and related fees and expenses, were $112,400 and resulted in a pre-tax gain to the Company of $110,811. As a result of the Cigar Secondary Offering, MC Group's ownership in Cigar was reduced to approximately 64%.


5.  CIGAR ACQUISITION

      On August 26, 1997, Cigar entered into a stock purchase agreement with certain shareholders of Fabrica de Tabacos La Flor de Copan, S.A. de C.V. ("La Flor"), a Honduran corporation, to acquire 75% of La Flor's outstanding capital stock for $14,420, net of cash acquired. La Flor is a manufacturer of handmade premium cigars located in Santa Rosa, Honduras. The acquisition was accounted as a purchase with the purchase price allocated to tangible and intangible assets acquired and liabilities assumed based upon initial fair value estimates. The La Flor acquisition was funded through borrowings under Cigar's credit agreement, as amended, with The Chase Manhattan Bank, as the agent.

6.    1997 KOLL AGREEMENTS

      In connection with the 1992 Distribution, Abex and Henley allocated between them certain liabilities related to the businesses of Henley or its predecessors, including certain liabilities relating to self-insurance programs, and each indemnified the other against loss associated with liabilities assumed by the indemnifying party. In addition, Abex guaranteed certain contingent obligations of Koll relating to a predecessor company pension plan ("Pullman Plan") and environmental liabilities of Henley and certain of its predecessors, and Koll agreed to indemnify Abex in respect thereof. During the first quarter of 1997, the Company, Koll and certain of its subsidiaries entered into certain agreements (the "1997 Koll Agreements"), the material terms of which provide for a re-allocation of the liabilities relating to the self-insurance programs, the Company to assume sponsorship of, and financial responsibility for, the Pullman Plan referred to above which had a projected benefit obligation in excess of plan assets of $11,587 at March 31, 1997, the Company to pay to Koll $2,289, the Company to keep $500 from a third party in connection with the sale of an asset by Koll and the assumption by the Company of the Pullman Claims (as described below). In connection with the 1997 Koll Agreements, the Company recorded a charge of $7,600 in the first quarter of 1997. On September 15, 1997, the Pullman Plan was merged with the MC Group Retirement Plan. Koll has been discharging its assumed and indemnification responsibilities in the ordinary course. Based on (i) the Company's balance sheet reserves as of September 27, 1997 which include reserves for each remaining category of the Company's self-insurance obligations to Koll and (ii) currently available information, including information filed with the Securities and

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)



Exchange Commission and the EPA regarding such environmental liabilities, the Company believes that liability for the discharge of the Company's remaining obligations with respect to all of the matters described in this paragraph, including its guarantee and indemnification obligations, will not have a material adverse effect on its financial position or results of operations even if Koll's financial circumstances were to cause Koll to stop discharging its responsibilities.

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

7.    RELATED PARTY TRANSACTIONS

      MC Group loans funds in excess of corporate requirements to its affiliates at an interest rate of LIBOR plus 4.5%. As of September 27, 1997, the net loan to affiliates was $105,137.

      During the third quarter of 1997, the Company purchased an additional 300,000 shares of M&F Worldwide common stock on the open market for aggregate consideration of $2,715. As a result of the purchase, MC Group's investment increased to approximately 30% of the outstanding common shares (38% assuming conversion of the PCT Preferred Stock).

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)



RESULTS OF OPERATIONS
---------------------

      The discussion of historical results below includes the results of the Company's cigar business for all periods presented and the results of Flavors' licorice extract and other flavoring agents business, which was sold November 25, 1996 (the "Flavors Disposition"), in the three and nine month periods ended September 29, 1996.

Three month period ended September 27, 1997 compared with the three month period ended September 29, 1996

      Net sales in 1997 and 1996 were $82.6 and $85.6, respectively, a decrease of $3.0 or 3.5%. The decrease in sales reflects a decrease of $25.0 due to the Flavors Disposition partially offset by an increase in net sales by Cigar of $22.0. Cigar sales increased as a result of both a shift in the sales mix to higher priced cigars and price increases on certain cigar brands and, to a lesser extent, an increase in cigar unit volume, particularly in the premium market.

      Gross profit was $35.3 and $36.4 in 1997 and 1996, respectively, a decrease of $1.1 or 3.0%. The decrease in gross profit in 1997 reflects a decrease of $10.8 due to the Flavors Disposition partially offset by an increase of $9.7 in the gross profit of Cigar. The increase in gross profit of Cigar was due to the increase in sales, partially offset by increases in the costs of raw materials and amortization expense of $1.6 related to the purchase price adjustment to the inventory of Cigar in connection with the Merger. In addition, Cigar's gross profit as a percentage of net sales, increased primarily due to the impact of price increases and fixed manufacturing costs spread over increased production volume.

      Selling, general and administrative ("SG&A") expenses were $44.0 and $12.5 in 1997 and 1996, respectively. The increase in SG&A reflects the $33.0 stock option settlement expense in connection with the Merger (see Note 3) and an increase in selling expenses and professional fees of Cigar partially offset by a decrease of $1.6 due to the Flavors Disposition and a decrease in corporate expenses of MC Group.

      Interest expense was $3.1 and $6.4 in 1997 and 1996, respectively. The decrease was primarily due to the Flavors Disposition.

      Equity in earnings from continuing operations and preferred dividends of M&F Worldwide Corp. ("M&F Worldwide", formerly Power Control Technologies Inc.) represents the Company's common equity interest in M&F Worldwide's continuing operations and preferred dividends received on the Company's investment in M&F Worldwide Preferred Stock.

      The mark-to-market income of $0.9 in 1997 reflects the decrease in the closing market price of the VSR obligation in the third quarter of 1997. The Company's VSR obligation is marked to the

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)



closing market price of the security at each financial statement date. As a result, income or expense may result from future mark-to-market adjustments.

      Equity in discontinued operations of M&F Worldwide (which were sold in April 1996), net of income taxes and minority interest, represents the Company's common equity interest in M&F Worldwide's discontinued operations in 1996.

      Minority interest was $6.5 and $14.6 in 1997 and 1996 respectively. The decrease primarily reflects the gain on the Cigar IPO in 1996 partially offset by the increased net income of Cigar during 1997.

      The benefit for income taxes as a percentage of loss from continuing operations before income taxes and minority interest was 60.6% in 1997 and the provision for income taxes as a percentage of income from continuing operations before income taxes and minority interest was 34.4% in 1996. The increase in the effective rate is primarily due to the greater impact of non-taxable income in 1997 than in 1996.

Nine month period ended September 27, 1997 compared with the nine month period ended September 29, 1996

      Net sales in 1997 and 1996 were $214.9 and $230.4, respectively, a decrease of $15.5 or 6.7%. The decrease in sales reflects a decrease of $77.6 due to the Flavors Disposition partially offset by an increase in net sales by Cigar of $62.1. Cigar sales increased as a result of both a shift in the sales mix to higher priced cigars and price increases on certain cigar brands and, to a lesser extent, an increase in cigar unit volume, particularly in the premium market.

      Gross profit was $93.4 and $98.5 in 1997 and 1996, respectively, a decrease of $5.1 or 5.2%. The decrease in gross profit in 1997 reflects a decrease of $34.1 due to the Flavors Disposition partially offset by an increase of $29.0 in gross profit of Cigar. The increase in gross profit of Cigar was due to the increase in sales, partially offset by increases in the costs of raw materials and amortization expense of $1.6 related to the purchase price adjustment to the inventory of Cigar in connection with the Merger. In addition, Cigar's gross profit as a percentage of net sales, increased primarily due to the impact of price increases and fixed manufacturing costs spread over increased production volume.

      SG&A expenses were $74.6 and $40.0 in 1997 and 1996, respectively. The increase in SG&A in 1997 reflects the $33.0 stock option settlement expense in connection with the Merger (see Note 3), a non-cash charge of $7.6 related to the 1997 Koll Agreements (see Note 6) and an increase in selling expenses and professional fees of Cigar partially offset by a decrease of $6.5 due to the Flavors Disposition and a decrease in corporate expenses of MC Group.

      Interest expense was $9.4 and $19.3 in 1997 and 1996, respectively. The decrease was primarily due to the Flavors Disposition.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)




      Interest and investment income was $13.8 and $7.1 in 1997 and 1996, respectively. The increase primarily reflects interest income on the cash proceeds received from the Cigar IPO, the Secondary Offering and the Flavors Disposition, a portion of which was used to fund the special dividend in March 1997, the Merger Consideration in July 1997, and loans to affiliates.

      Gain on Cigar Secondary Offering represents the gain from the sale of 5,000,000 shares of Cigar by the Company, net of fees and related expenses (See Note 4).

      Equity in earnings from continuing operations and preferred dividends of M&F Worldwide represents the Company's common equity interest in M&F Worldwide's continuing operations and preferred dividends received on the Company's investment in M&F Worldwide Preferred Stock.

      Minority interest was $27.5 and $17.2 in 1997 and 1996, respectively. The increase reflects the Cigar Secondary Offering, the Cigar IPO, and the increased net income of Cigar during 1997.

      The mark-to-market income of $8.3 in 1997 reflects the decrease in the closing market price of the VSR obligation in the nine month period ended September 27, 1997. The Company's VSR obligation is marked to the closing market price of the security at each financial statement date. As a result, income or expense may result from future mark-to-market adjustments.

      Equity in discontinued operations of M&F Worldwide, net of income taxes and minority interest, represents the Company's common equity interest in M&F Worldwide's discontinued operations in 1996.

      The provision for income taxes as a percentage of income before income taxes and minority interest was 32.3% in 1997 and 33.8% in 1996. The decrease in the effective rate is primarily due to the higher tax rate on Flavors' operations in 1996 and the tax benefits associated with the Company's operations in Puerto Rico partially offset by an increase in income subject to the United States taxation during 1997. Income tax expense in 1997 and 1996 reflects provisions for federal income taxes, Puerto Rico tollgate taxes and taxes on Puerto Rico source income, together with state and franchise taxes.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

      The Company's net cash flows provided by (used for) operating activities were $353.8 and $(189.0) in 1997 and 1996, respectively. The increase primarily reflects a decrease in trading securities partially offset by decreased net income and increased working capital requirements in 1997 as compared to 1996.

      Net cash flows used for investing activities were $140.6 and $6.2 in 1997 and 1996, respectively. The increase in 1997 primarily reflects the acquisition of MC Group shares in the Merger, the La Flor acquisition, and loans to affiliates partially offset by the proceeds from the Cigar Secondary Offering. Capital expenditures in 1997 and 1996 primarily relate to an investment in Cigar's

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)




manufacturing facilities to meet the increased demand for the Company's premium cigars. Capital expenditures for the remainder of 1997 are expected to be $0.9.

      Net cash flows (used for) provided by financing activities was $(217.3) and $121.0 in 1997 and 1996, respectively. Net cash flows used for financing activities in 1997 primarily reflects the special dividend paid in March 1997 and net cash flows provided by financing activities in 1996 primarily reflects the net proceeds from the Cigar IPO.

      In 1993 and 1994, Cigar entered into two five-year interest rate swap agreements in an aggregate notional amount of $85.0. Under the terms of the agreements, Cigar received a fixed interest rate averaging 5.8% and paid a variable interest rate equal to the six month London interbank offered rate (LIBOR). In October 1997, Cigar paid $0.5 to terminate the swap agreements upon completion of their current coupon periods, which end in December 1997 and January 1998. The termination payment will be amortized over the remaining original term of the swap agreements.

      Cigar's principal sources of working capital for the current year will be generated from operations and borrowings under its credit agreement. The availability for borrowings under Cigar's credit agreement was $49.9 as of September 27, 1997, of which Cigar had borrowed $29.4 (including letters of credit issued). The amounts available for borrowings under Cigar's credit agreement were increased by $15.0, effective with the La Flor acquisition, and will remain constant for the term of the credit agreement which expires on April 3, 1999.

      Given the availability of borrowings under Cigar's Credit Agreement and cash flow generated from operations, Cigar does not currently foresee the need to incur additional indebtedness to meet its ongoing operating needs during the next twelve months.

      Pursuant to the 1997 Merger Agreement, on July 9, 1997, each outstanding share of MC Group common stock (other than shares held by MC Holdings) was converted into the right to receive $33.50 per share in cash. Pursuant to the 1997 Merger Agreement, the Company also made cash payments aggregating $38.8 during July 1997 in connection with the Stock Option Settlement. The aggregate purchase price of the shares acquired in the Merger was $126.1, including the Merger Consideration, estimated fees and expenses and the purchase component of the Stock Option Settlement of $5.8 (see Note 3). Additionally, on February 20, 1997, in connection with the 1997 Merger Agreement, MC Group declared a special cash dividend of $10 per share which was paid on March 14, 1997 to stockholders of record as of the close of business on March 10, 1997.

      MC Group used the proceeds from the sale of its trading securities to pay the Merger Consideration, related fees and expenses and amounts owing in respect of outstanding stock options. MC Group loans funds in excess of corporate requirements to its affiliates at an interest rate of LIBOR plus 4.5%. As of September 27, 1997, the net loan to affiliates was $105.1. MC Group will primarily depend on the collection of loans from affiliates, the remaining amounts due under the Promissory Note from Cigar and the remaining deferred cash payments from Flavors to fund its corporate obligations, including the funding of liabilities assumed in the Abex Merger.

                MAFCO CONSOLIDATED GROUP INC. AND SUBSIDIARIES


PART II. OTHER INFORMATION
--------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27*      Financial Data Schedule


      * filed herein


(b)   Reports on Form 8-K

      July 9, 1997 (Items 5 and 7)


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

                                                  MAFCO CONSOLIDATED GROUP INC.
                                                  -----------------------------
                                                           (Registrant)





                                             By: /s/Laurence Winoker
                                                 ----------------------------
November 10, 1997                                Laurence Winoker
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)